Form 10-K
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1995-03-31
CIK 777953

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K
          For  annual and transitions reports pursuant to sections 13 or 15
          (d) of the Securities Exchange act of 1934

                                        (Mark one)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended   December 31, 1994
                                          OR
          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                         Commission file number   0-15694

                          CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                (Exact name of registrant as specified in its charter)

                                 Georgia                  58-1677247
                    (State or other jurisdiction       (I.R.S. Employer
                    of incorporation or organization)  (identification No.)

                7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)       (Zip Code)

          Registrant's telephone number, including area code   404-698-9040

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
          Limited Partnership Units

          Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes    x      No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.   [  X  ]

          Of the registrant's 29,308 Limited Partnership Units, 29,097 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

          Documents Incorporated by Reference:  See Page 41.
                                     NO EXHIBITS.
                                PAGE ONE OF 43 PAGES.

                                        PART I

          ITEM 1.   BUSINESS
          Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

          At December 31, 1994, the Partnership had three general partners (the "General Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the corporate general partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as managing general partner ("WSC-VI" or the "Managing General
          Partner"). WSC-VI is a wholly owned subsidiary of WelCare Acquisition Corp., which is in turn a wholly-owned subsidiary of WelCare International, Inc. ("WelCare"). CR-VI, a Georgia corporation, is a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"). WCRCA, a Nevada corporation, is a wholly-owned subsidiary of WelCare Acquisition Corp. WelCare, a privately owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

          Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially controlled the corporate general partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark, a Georgia corporation, emerged from Chapter 11 bankruptcy on August 10, 1990 and liquidated most of its assets pursuant to its plan of reorganization. On November 20, 1990, WelCare, through its subsidiary WelCare Acquisition Corp. ("WAC"), acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Southmark has not been affiliated with the Partnership since November 1990. WSC-VI was added as the Managing General Partner of the
          Partnership on January 7, 1992, following the approval by a majority-in-interest of the Partnership's limited partners. The acquisition of SCRCA and the addition of WSC-VI as Managing General Partner of the Partnership did not result in a change in compensation to the General Partners (See Item 8, Note 2).

          On December 27, 1985, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed in December 1986 with 29,308 units sold at $1,000 each, or gross proceeds of $29,308,000 to the Partnership.

          The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related and geriatric real properties for the benefit of its Limited Partners. On January 1, 1994 and December 31, 1994, the Partnership owned four facilities. (See Item 8,
          Note 7). Effective January 31, 1995, the Partnership sold two facilities located in Nevada and Utah (See Item 8, Note 13).

          Current Developments

          The Partnership's limited partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          The Partnership will continue to operate the facilities and plans to (A) attempt to refinance the related mortgage debt obligations encumbering the properties or (B) sell the properties to prospective purchasers. The Managing General Partner believes that there is no assurance that the properties can be refinanced and, therefore, the properties could be lost to foreclosure by the lender. The Managing General Partners will seek to sell these properties as an alternative to refinancing or foreclosure.

          Operation of Nursing Home Facilities

          On January 1, 1991, National Heritage, Inc. ("NHI") (currently known as Evergreen Health Care, Inc.) managed all of the
          Partnership's nursing homes and a NHI subsidiary managed the Partnership's two retirement centers. NHI, a New York Stock Exchange listed company, was affiliated with the Partnership prior to WAC's acquisition of control of the Corporate General Partner on November 20, 1990. During the fourth quarter of 1991, the Partnership notified NHI that their management contracts were terminated effective on January 1, 1992, for Grandview Manor, and April 1, 1992, for the other nine nursing homes then owned by the Partnership. Commencing on these dates, these facilities were managed by an affiliate of the General Partners. Effective March 1, 1991, the management of the two retirement centers changed to American Lifestyles, Inc. ("ALI"), a division of Life Care Centers of America, Inc. ALI is not an affiliate of the Partnership.

          Prior to WAC's acquisition of control of the Corporate General Partner, no distributions had been made to the Limited Partners since 1988. As a result of efforts made by the Corporate General Partner, in 1991, the Partnership made two quarterly distributions of $200,000 each and a special distribution of $499,994. During 1992, the Partnership increased the quarterly distributions and made distributions totalling $850,000. During 1993, the Managing General Partner caused the Partnership to distribute a total of $6,300,000, $1,800,000 from operations and $4,500,000 following the sale of certain of the Partnership's facilities. During 1994, distributions of $600,000 were made to the Limited Partners.

          Due to the efforts of the General Partners since WAC acquired control of the Corporate General Partner, the Partnership has continued to generate positive cash flow and provide distributions to the Limited Partners. Cash reserves are adequate to meet the ongoing operating needs of the Partnership.

          As of December 31, 1994, the Partnership employed approximately 268 persons, including administrative, nursing, dietary, social services and maintenance personnel.

          The services provided at the Partnership's nursing facilities consist of long-term nursing care. Nursing care consists of 24 hour professional nursing care and related medical services prescribed by the resident's physician as well as assistance or supervision with activities of daily living such as dressing, grooming, bathing, medication and dietary needs. The two retirement centers owned by the Partnership during 1994 provided apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

          The Partnership's two remaining nursing facilities are certified to receive benefits under joint Federal and State funded programs administered by the respective states to provide medical assistance to the indigent, known generally as the "Medicaid" program. Both nursing facilities are certified for benefits under the Federal Health Insurance for the Aged Act ("Medicare") which provides for reimbursement for skilled care only in those facilities which are certified for this program. The Partnership's two retirement centers received revenue on a private pay basis from the resident renting the unit.

          Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs which are incurred by efficiently and economically operated facilities to provide care and services in conformity with applicable laws, regulations and quality and safety standards.

          The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing home facilities.

          In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state health care regulatory agencies must be obtained, and a Certificate of Need or authorization issued, before new long-term care beds can be constructed. This tends to stabilize competition, however, some states have already or are considering repeal of Certificate of Need programs.

          The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities at December 31, 1994:
                                 Average Daily Census     Revenues for
                                    for Year Ended         Year Ended
                                   December 31, 1994    December 31, 1994



          Medicaid                     175       79%               43%
          Private Pay                   30       14%               45%
          VA, Medicare and Other         6        3%                8%
          Retirement Center             10        4%                4%


                                       221    100.0%            100.0%


          Overall Occupancy Rate               87.0%

          Because of a changing census mix (i.e. private pay patients vs. government reimbursed patients), the occupancy required for a facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can reduce the occupancy break-even point due to a higher reimbursement rate.

          All licensed beds in the operating facilities are available except in a few instances where a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas, including revenue generating rehabilitation services.

          The two retirement centers are much like apartment complexes with additional services provided to attract the elderly including limited transportation, cleaning, and food services. These facilities operate at break-even with an occupancy of approximately 85% to 95%.

          ITEM 2.  DESCRIPTION OF PROPERTY

          The following table sets forth the investment portfolio of the Partnership at December 31, 1994. The buildings of the projects and the land on which they are located are owned by the Partnership in fee simple or under long-term ground lease.

Properties
                                                         Net
                             Secured                    Book
                              Debt      Acquisition     Value       Date
            Property       (in 000's)      Cost      (in 000's)   Acquired


          Grandview Manor
          Nursing Home
          Camp Point, IL
          118 Licensed
          Nursing Home
          Beds            $  918(c)       $2,741      $  730(a)    Aug 1986

          Heritage Manor
          of Westwood
          Shreveport, LA
          142 Licensed
          Nursing Home
          Beds                   0         3,747       2,042(a)    Sep 1986

          Paradise Cove (b)
          Retirement Center
          Las Vegas, NV
          110 Units        2,758(c)        5,413       2,379(a)    Sep 1986

          Highland Cove (b)
          Retirement Center
          Shreveport, LA
          142 Units        4,209(c)       10,016       3,546(a)    Nov 1986

                           $ 7,885       $21,917       $ 8,697

          TOTALS: Nursing Homes              260   Beds

                  Retirement Centers         252  Units

          (a) A provision was made to write down these facilities, for Partnership financial statement purposes, to their net realizable values as determined by the Corporate General Partner at the time of the write-downs (See Item 8, Note 5). The amounts reflect these write-downs.

          (b) These properties were sold effective January 31, 1995 and were recorded as property held for sale as of December 31, 1994 (See Item 8, Note 13).

          (c) These secured debts were paid off January 31, 1995, with the proceeds from the sales of Paradise Cove and Highland Cove.

                              Rental Rates and Occupancy

                                         Years ended December 31,

                                     1994       1993       1992        1991
          Grandview Manor
           Nursing Home
            Occupancy Rate            81%        85%        92%         83%
            Rental Rate (PPD)         $62        $62        $57         $49

          Heritage Manor
           of Westwood
            Occupancy Rate            81%        79%        82%         90%
            Rental Rate (PPD)         $67        $63        $58         $47

          Paradise Cove
           Retirement Center
            Occupancy Rate            96%        92%        89%         93%
            Rental Rate              $883       $850       $849        $805

          Highland Cove
           Retirement Center
            Occupancy Rate            89%        88%        94%         88%
            Rental Rate              $974       $981       $954        $903

          Rental rates for nursing homes are presented using Per-Patient-Day amounts ("PPD") the industry standard for comparison. The PPD amount is the average rental revenue for a day of housing and services.

          Rental Rate of retirement apartment presented as the Average Monthly Rent per unit.


          ITEM 3. LEGAL PROCEEDINGS

          Southmark Corporation Bankruptcy

          In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August of 1991, the Partnership was served notice that on July 12, 1991, Southmark filed suit against the
          Partnership, the Corporate General Partner, and partnerships controlled by affiliates of the Corporate General Partner. The suit was also filed in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). In this suit, Southmark was seeking $126,361, alleging a fraudulent, preferential or post-petition transfer. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate (See Item 8, Note 8).

          The Partnership and Southmark reached a settlement which was filed with the Bankruptcy Court in January 1994 (See Item 8, Note
          8).

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

          (A) No market for Limited Partnership Units exists nor is one expected to develop.

          (B) Title of Class                Number of Record Unit Holders

              Limited Partnership Units     3,407 as of March 1995

          (C) Due to improved operations and the sale of facilities following the change of control of the Corporate General Partner, the Partnership reinstituted distributions in 1991. The Partnership distributed $899,994 to the Limited Partners during 1991, $850,000 in 1992, $6,300,000 in 1993 and
              $600,000 in 1994. The Corporate General Partner anticipates that distributions will continue at a reduced level in 1995 due to the sales of the Partnerships' two retirement centers in January 1995.

              Distributions had been suspended since 1988 and thus there were no distributions to the Limited Partners in 1990. Cumulative distributions paid to the Limited Partners as of December 31, 1994, were $11,446,595. There have been no distributions to the General Partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 4 for discussion of distributions.

          ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

                                        Year Ended December 31, (000's)
       Statement of
        Operations               1994    1993(1)  1992    1991(2)    1990

     Operating revenue           $8,846 $21,969  $25,378  $24,413   $23,452
     Income (loss) before
      extraordinary gain           (659)  2,054      520      117    (9,033)
     Net income (loss)             (659)  2,054      520    1,537    (7,608)
     Income (loss) before
       extra-ordinary gain
      per weighted average
       L.P. Unit (in dollars)    (21.57)  70.31    17.03     3.07   (303.18)
     Net income (loss)
      per weighted average
      L.P. Unit (in dollars)     (21.57)  70.31    17.03    51.04   (255.05)
     Distribution paid
      per weighted average
      L.P. Unit (in dollars)      20.47  214.96    29.00    30.71         -

     (1)     During 1993, the Partnership sold eight facilities.
     (2)     During 1991, the Partnership sold two facilities.


                                             December 31, (000's)
     Balance sheets             1994(4)  1993(1)  1992    1991(2)    1990(3)

     Property and equip-
      ment, net                $ 2,772  $ 9,238  $23,533  $20,968   $28,113
     Total assets               10,492   11,841   28,360   31,751    33,227
     Long-term debt
      obligations, less
      current maturities             -        -   19,385   19,581    21,990
     Partners' equity            1,797    3,056    7,302    7,632     6,995

     (1)      During 1993, the Partnership sold eight facilities (See Item 8).
     (2) During 1991, the Partnership sold two facilities and one facility was classified as property held for sale.
     (3) During 1990, one facility was sold and two facilities were foreclosed on by their lenders, prior to WelCare's affiliate's acquisition of the Corporate General Partner.
     (4) During 1994, two facilities were transferred to property held for sale.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Plan of Operations

          The Partnership's limited partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          The Partnership will continue to operate the facilities and plans to (A) attempt to refinance the related mortgage debt obligations encumbering the properties or (B) sell the properties to prospective purchasers. The Managing General Partner believes that there is no assurance that the properties can be refinanced and, therefore, the properties could be lost to foreclosure by the lender. The Managing General Partners will seek to sell these properties as an alternative to refinancing or foreclosure.


          At December 31, 1994, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet. Subsequent to December 31, 1994, the Partnership sold Highland Cove Retirement Center and Paradise Cove Retirement Center to an independent third party as more fully described in Item 8, Note 12 and retired the Partnership's mortgage debt obligations with the sale proceeds.

          Results of Operations

          Revenue:

          1994 compared to 1993:

          Operating revenues decreased by $13,122,938 in 1994 as compared to the prior year. Effective October 1, 1993, eight of the Partnership's facilities were sold and therefore nine months of revenues generated by these facilities are included in 1993 operations. During 1993, the Partnership's facilities sold during 1993 generated revenues of $13,632,441. Revenues for 1994 at the Partnership's remaining facilities increased primarily due to inflationary rate increases.

          1993 compared to 1992:

          Operating revenues decreased by $3,408,730 in 1993 compared to the prior year. As discussed above, eight of the Partnership's facilities were sold and therefore only nine months of revenues generated by these facilities are included in 1993 operations. During 1992, the Partnership's facilities sold during 1993 generated revenues of approximately $3,815,000 in excess of that produced prior to the sale in 1993. Revenues for 1993 at the

          Partnership's remaining facilities increased primarily due to inflationary rate increases.
          Expenses:

          1994 compared to 1993:

          Operating expenses decreased by $10,831,796 in 1994 as compared to the prior year. This decrease is primarily due to the sale of eight of the Partnership's facilities effective October 1, 1993. During 1993 the sold facilities produced operating expenses of approximately $11,634,000. Operating expenses for 1994 at the Partnership's remaining facilities increased due to staffing costs, expenses associated with additional services and inflationary increases.

          1993 compared to 1992:

          Operating expenses decreased by $1,038,667 in 1993 as compared to the prior year. This decrease is primarily due to the sale of eight of the Partnership's facilities as discussed above. During 1992, these sold facilities produced operating expenses of approximately $1,783,000 in excess of that produced prior to the sale in 1993. Operating expenses for 1993 at the Partnership's remaining facilities increased due to staffing costs, expenses associated with additional services and inflationary increases.

          Liquidity and Capital Resources

          At December 31, 1994, the Partnership held cash and cash equivalents of $776,254, a decrease of $551,330 from the amount held at December 31, 1993. During 1994, the Partnership made distributions to the Limited Partners totalling $600,000. Cash is being held in reserve for working capital and operating contingencies.

          During 1994, cash flow from operations and cash reserves from 1993 were adequate to cover all operating and debt service obligations of the Partnership and provide for distributions to the Limited Partners. During 1994, the Partnership produced positive cash flow from operations and the General Partners anticipate that the Partnership should generate positive cash flow during 1995.

          During 1991, as a result of improvements in operations, the Partnership reinstated distributions to the Limited Partners. During 1992, the Managing General Partner caused the Partnership to make quarterly distributions, with $850,000 paid to the Limited Partners during the year. During 1993, the Partnership distributed $6,300,000 to the Limited Partners which included proceeds from the sale of eight of the Partnership's properties which occurred in 1993. During 1994, distributions of $600,000 were made to the Limited Partners.

          As of December 31, 1994, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for 1995, other than necessary repairs, maintenance and improvements which will be funded by operations.

          During 1993, the Partnership sold eight facilities, five located in Mississippi and three located in Louisiana. This sale allowed the Partnership to meet maturing debt obligations, reduce the level of debt at the Partnership's remaining facilities and fund a return of equity distribution to the Limited Partners.

          As of December 31, 1994, the Partnership was obligated under mortgages totalling $7,885,442 secured by three of its four facilities and maturing on February 1, 1995. The Partnership's fourth facility, Heritage Manor of Westwood, is owned free and clear of all debt.

          As discussed in Item 8, Note 13, the Partnership sold its two retirement centers on January 31, 1995. The proceeds from the sales were used to satisfy all of the Partnership's mortgage debt obligations which would have matured February 1, 1995. As a result, the Partnership's remaining facilities are owned free and clear of all debt. The sale also provided cash to the
          Partnership of approximately $800,000, of which $750,000 was distributed to the Limited Partners on February 10, 1995.

          Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

          Based on the Partnership's present cash balance, the satisfaction of maturing debt on January 31, 1995 and the expectation of positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements in 1995. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index                                             Page Number

          Report of Independent Certified
           Public Accountants                                    16

          Financial Statements

           Balance Sheets - December 31, 1994 and 1993           17 & 18

           Statements of Operations
           - Years ended December 31, 1994, 1993 and 1992        18

           Statements of Partners' Equity (Deficit)
           - Years ended December 31, 1994, 1993 and 1992        19

           Statements of Cash Flows
           - Years ended December 31, 1994, 1993 and 1992        20

           Summary of Significant Accounting Policies            22

           Notes to Financial Statements                         26

          The following financial statement schedules, for the years ended December 31, 1994, 1993 and 1992, of the Registrant are submitted herewith in response to Item 14 (a)(2):

           Schedule V   -     Property and Equipment             33

           Schedule VI  -     Accumulated Depreciation
                              of Property and Equipment          34

           Schedule VII -     Valuation and Qualifying
                              Accounts                           35

           Schedule X   -     Supplementary Income Statement
                              Information                        36

          All other schedules of the Partnership for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to the financial statements and, therefore, have been omitted.

               Report of Independent Certified Public Accountants


               The Partners
               Consolidated Resources Health Care Fund VI

               We have audited the accompanying balance sheets of Consolidated Resources Health Care Fund VI (a limited partnership) (the "Partnership"), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

               The Partnership is operating its properties under a plan approved by its Limited Partners, as described in the Summary of Significant Accounting Policies, to sell or otherwise dispose of its remaining properties by October 18, 1997.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Resources Health Care Fund VI (a limited partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1994 in conformity with generally accepted accounting principles.

               Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



                                            BDO Seidman





               Atlanta, Georgia
               March 10, 1995

                     CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS



          December 31,                                1994          1993

          ASSETS

          CURRENT
           Cash and cash equivalents (Note 11)    $   776,254   $ 1,327,584
           Accounts receivable, net (Note 9)          910,853       808,303
           Prepaid insurance                           32,519       110,640
           Other current assets                        75,254       340,015
           Property held for sale (Note 12)         8,697,111             -

          Total current assets                     10,491,991     2,586,542

          PROPERTY AND EQUIPMENT
           (Notes 3, 5, 7 and 12)
           Land                                             -       302,331
           Buildings and improvements                       -    13,106,657
           Equipment and furnishings                        -     1,709,252

                                                            -    15,118,240
           Less accumulated depreciation
            and amortization                                -     5,879,702

          Net property and equipment                        -     9,238,538

          OTHER ASSETS
           Deferred loan costs, net                         -        16,348

                                                  $10,491,991   $11,841,428

          See accompanying summary of significant accounting policies and notes to financial statements.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS



          December 31,                                1994          1993

          LIABILITIES AND PARTNERS' EQUITY

          CURRENT LIABILITIES
           Current maturities of long-term debt
            obligations (Notes 1, 3 and 12)       $ 7,885,442   $ 8,006,691
           Trade accounts payable                     331,463       240,437
           Accrued compensation                       170,914       129,287
           Accrued interest (Note 3)                   27,636        82,793
           Provider taxes payable (Note 10)            21,437        20,812
           Other liabilities                          257,882       305,553

          Total liabilities                         8,694,774     8,785,573

          COMMITMENTS AND CONTINGENCIES
           (Notes 10, 11, 12 and 13)

          PARTNERS' EQUITY (DEFICIT) (Note 4)
           Limited partners                         2,186,922     3,419,214
           General partners                          (389,705)
          (363,359)

          Total partners' equity                    1,797,217     3,055,855

                                                  $10,491,991   $11,841,428

          See accompanying summary of significant accounting policies and notes to financial statements.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS

          Years ended December 31,      1994           1993         1992

          Revenues
           Operating revenue        $ 8,846,005    $21,968,943  $25,377,673
           Interest income               64,847         98,955      109,773

          Total revenues              8,910,852     22,067,898   25,487,446

          Expenses
           Operating expenses         6,610,071     17,441,867   18,480,534
           Interest                   1,015,504      2,034,273    2,580,080
           Depreciation and
            amortization                773,842      1,654,701    1,905,300
           Management fees (Note 2)     523,483      1,322,772    1,537,472
           Real estate taxes            229,355        294,419      317,351
           Partnership administration
            costs                       220,144        235,816      146,699
           Loan extension fees
            (Note 3)                    288,392              -            -

          Total expenses              9,660,791     22,983,848   24,967,436

          Operating income (loss)      (749,939)      (915,950)     520,010

          Litigation settlement income
           (Note 8)                      91,301              -            -

          Gain on disposition
           of properties (Note 7)             -      2,969,662            -

          Net income (loss)         $  (658,638)   $ 2,053,712  $   520,010

          Net income (loss) per L.P.
           unit                     $    (21.57)   $     70.31  $     17.03

          Distributions paid per L.P.
           unit                     $     20.47    $    214.96  $     29.00

          L.P. units outstanding         29,308         29,308       29,308

          See accompanying summary of significant accounting policies and notes to financial statements.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                  Total
                                                                Partners'
                                     Limited       General        Equity

     Balance,
       at December 31, 1991   $   8,009,351 $     (377,218)     $ 7,632,133

       Net income                     499,210        20,800         520,010

       Distributions                 (850,000)            -        (850,000)

     Balance,
       at December 31, 1992       7,658,561       (356,418)       7,302,143

       Net income (loss)            2,060,653        (6,941)      2,053,712

       Distributions               (6,300,000)            -      (6,300,000)

     Balance,
       at December 31, 1993       3,419,214       (363,359)       3,055,855

       Net loss                      (632,292)      (26,346)       (658,638)

       Distributions                 (600,000)            -        (600,000)

     Balance,
       at December 31, 1994   $   2,186,922 $     (389,705)     $ 1,797,217

     See accompanying summary of significant accounting policies and notes to financial statements.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS



     Years ended December 31,           1994         1993           1992

     Operating activities
      Net income (loss)              $(658,638)  $  2,053,712   $   520,010
      Adjustments to reconcile
       net income to cash
       provided by operating
       activities:
        Depreciation and
         amortization                  773,842      1,654,701     1,905,300
        (Increase) decrease in
        Workers' Compensation
         funding pool                        -              -        (6,741)
        Bad debts                            -        289,764       205,969
        Gain on disposition
         of properties                       -     (2,969,662)            -
        Changes in assets
         and liabilities:
          Trade accounts
           receivable                 (102,550)     1,145,545      (111,651)
          Prepaid expenses
           and other                    78,121        233,057       (51,149)
          Other assets                 264,761          5,570             -
          Trade accounts payable
           and accrued
           liabilities                  30,450       (828,425)     (640,438)

     Cash provided by operating
      activities                       385,986      1,584,262     1,821,300

     Investing activities
      Payment for purchases of
       property and equipment         (216,067)      (399,000)     (370,573)
      Proceeds from sale
       of properties                         -     16,056,985             -

     Cash provided by (used in)
      investing activities            (216,067)    15,657,985      (370,573)

     Financing activities
      Principal payments
       on long-term debt
        obligations                   (121,249)   (11,444,223)   (2,421,020)
      Distributions to limited
       partners                       (600,000)    (6,300,000)     (850,000)

     Cash used in financing
      activities                      (721,249)   (17,744,223)   (3,271,020)

     Net decrease in cash and
      cash equivalents                (551,330)      (501,976)   (1,820,293)

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS



     Years ended December 31,          1994           1993         1992

     Net decrease in cash
      and cash equivalents,
       brought forward                (551,330)      (501,976)   (1,820,293)

     Cash and cash equivalents,
      beginning of year              1,327,584      1,829,560     3,649,853

     Cash and cash equivalents,
      end of year                   $  776,254     $1,327,584    $1,829,560

     See accompanying summary of significant accounting policies and notes to financial statements.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Organization

          Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation, income producing, healthcare related real properties. The occupancy rate, in the aggregate, for the Partnership's properties was 87% for the year ended December 31, 1994.
          The General Partners of the Partnership are WelCare Service Corporation-VI, a Georgia corporation ("WSC-VI"), Consolidated Resources VI, Inc. serving as the Corporate General Partner, a Georgia corporation and a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"), and Consolidated Associates VI, a Georgia general partnership (collectively the "General Partners"). WSC-VI and WCRCA are wholly-owned subsidiaries of WelCare Acquisition Corp., which is a wholly-owned subsidiary of WelCare International, Inc. ("WelCare"). WelCare, a privately-owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

          Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare Acquisition Corp. acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 7, 1992, WSC-VI was added as the managing general partner.

          The Partnership's limited partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          The Partnership will continue to operate the facilities and plans to (A) attempt to refinance the related mortgage debt obligations encumbering the properties or (B) sell the properties to

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          prospective purchasers. The Managing General Partner believes that there is no assurance that the properties can be refinanced and, therefore, the properties could be lost to foreclosure by the lender. The Managing General Partners will seek to sell these properties as an alternative to refinancing or foreclosure.


          At December 31, 1994, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet.

          The financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

          Property Held for Sale

          Property held for sale at December 31, 1994 consists of two nursing home facilities and two retirement centers owned by the Partnership and carried at the lower of cost or net realizable value less estimated cost to dispose. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997. Accordingly, all facilities of the Partnership have been classified as property held for sale as of December 31, 1994. As discussed in Note 12, the two retirement centers were sold in January 1995.

          Property and Equipment

          Property and equipment as of December 31, 1993 consists of two nursing home facilities and two retirement centers which are recorded at cost less appropriate reductions for permanent declines in net realizable value. Property and equipment are not adjusted for increases in net realizable value.

          Depreciation and Amortization

          Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

          Operating Revenue

          Operating revenue is recorded when services are rendered and includes amounts reimbursable by Medicaid and Medicare. Medicare revenue is recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Income Taxes

          No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes (see Note 6).

          Allocation of Net Income or Net Loss

          The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property) are allocated 96% to the Limited Partners and 4% to the General Partners. Distributions are determined by the method described in Note 4.

          Net losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:

          (1) First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

                (a) zero; or

                (b) the  Limited  Partners'  invested  capital  immediately prior to such sale or refinancing plus 9% per annum of the Limited Partners' average invested capital for all fiscal years to the extent not received through prior distributions of distributable cash from operations or sale or refinancing proceeds; or

                (c) the   amount    of   sale   or   refinancing   proceeds
                    distributable to the Limited Partners;

          (2) Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

                (a) zero; or

                (b) the   amount   of   sale   or   refinancing    proceeds
                    distributable to the General Partners from such sale or refinancing;

          (3) Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Upon dissolution of the Partnership, the General Partners are required to contribute to the Partnership an amount equal to the lesser of (1) the deficit balances in their capital accounts at the time of dissolution, or (2) $296,010, which is 1.01% of capital contributions made by the Limited Partners. Any funds so contributed will become assets of the Partnership to be liquidated as provided by the Partnership agreement. This provision could affect the amounts of income or loss allocated to the Limited Partners' and General Partners' capital accounts.

          Net Income (Loss) Per Limited Partnership Unit

          Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Limited Partnership Units outstanding.

          Reclassifications

          Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

          Statements of Cash Flows

          For purposes of this statement, cash equivalents include bank repurchase agreements, commercial paper, and certificates of deposits with original maturities of three months or less.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          1.    Transactions With Former Affiliates

          The Partnership has mortgages secured by owned facilities payable to Southmark, totalling $7,885,442 and $8,006,691 at December 31, 1994 and 1993, respectively, (See Notes 3 and 13).

          2.    Management Fees

          During 1991, an affiliate of the Corporate General Partner assumed management responsibility for all of its nursing homes and received a fee of 5% of gross revenues. During 1992, the affiliate assumed the accounting function of the homes and received an additional fee of 1% of gross revenues.

          This affiliate of the Corporate General Partner earned management and oversight fees from the Partnership of $336,518, $559,747 and $564,094 during 1994, 1993 and 1992, respectively. Affiliates were reimbursed for costs incurred in connection with the administration of Partnership activities of $170,501, $199,565 and $88,407 during 1994, 1993 and 1992, respectively.

          The two retirement centers, effective March 1, 1991, were managed by a company that is unaffiliated with WelCare, Southmark, or NHI for a fee of 5% of gross revenues.

          3.    Long-Term Debt Obligations

          Long-term  debt  obligations   included  in  current   maturities
          consisted of:

                                                1994                1993

          12% notes, collateralized
          by property and equipment with
          a net book value of approximately
          $6,654,000 requiring monthly
          payments of principal and
          interest based on a 30-year
          amortization, due February
          1, 1995 (See Note 13)              $7,885,442          $8,006,691

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          At December 31, 1994, substantially all property and equipment of the facilities was held as collateral for long-term debt obligations, except for net property and equipment of $2,041,340 relating to Heritage Manor of Westwood.

          During 1994, the Partnership paid $288,392 in loan extension fees to the lender relating to debt maturing on August 1, 1994. The due date was extended to February 1, 1995. As discussed in Note 13, these debt obligations were satisfied in connection with the sales of two facilities on January 31, 1995.

          As discussed more fully in Note 7, Heritage Manor of Ferriday, Heritage Manor of Franklinton, Heritage Manor of Bossier, Hilltop Manor Healthcare Center, McComb Extended Care, Starkville Manor, Winona Manor, and Gleburney Nursing Home were sold in 1993. The 12% notes which related to these properties were satisfied in connection with the sales of these homes.

          The Partnership paid interest of $1,070,661, $2,024,945 and $2,848,808 in 1994, 1993 and 1992, respectively.

          4.    Distributions

          Distributions  to the Partners  are paid  from operations  of the
          Partnership's properties, or from sales or refinancing of properties. Cash from operations is distributed 96% to the Limited Partners and 4% to the General Partners. However, no
          distributions may be made to the General Partners in any year until the Limited Partners have received distributions for such year equal to 9% of their invested capital.

          Distributions of cash from sales and refinancing are made in the following order:

          (a) first to the Limited Partners in an amount equal to their invested capital; then,

          (b) to the Limited Partners in an amount necessary to provide the Limited Partners with a 9% cumulative, non-compounded return on invested capital to the extent not previously received through distributions of distributable cash from operations; then,

          (c) to the General Partners in an amount up to 3% of the sale price of all properties on a cumulative basis; then,

          (d) the balance 15% to the General Partners and 85% to the Limited Partners.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          The Partnership distributed to the Limited Partners $600,000, $6,300,000 and $850,000 during 1994, 1993 and 1992, respectively.
          There have been no distributions to the General Partners.

          5.   Loss From Write-Down of Properties

          Prior to 1992, the Partnership recorded write downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner. These write-downs were as follows as of December 31, 1994.

          Highland Cove Retirement Center                     $4,005,190
          Paradise Cove Retirement Center                      1,479,197
          Grandview Manor Nursing Home                         1,001,839
          Heritage Manor of Westwood                             312,463

                                                              $6,798,689

          During 1994, all facilities owned by the Partnership were reclassified from Property and Equipment and are included in Property Held for Sale on the accompanying balance sheet as of December 31, 1994. The amount recorded as Property Held for Sale is recorded net of accumulated depreciation. The net book value
          of these  facilities   along  with   the   related  accumulated
          depreciation are as follows as of December 31, 1994.

                                              Net Book        Accumulated
                                                Value        Depreciation

          Highland Cove Retirement Center     $3,546,073       $2,547,464
          Paradise Cove Retirement Center      2,378,786        1,556,063
          Grandview Manor Nursing Home         2,041,840        1,426,722
          Heritage Manor of Westwood             730,412        1,106,947

                                              $8,697,111       $6,637,196

          6.  Taxable Income

          A  reconciliation  between  the  financial  statement net  income
          (loss) and income (loss) for tax purposes follows:

          Years ended December 31,      1994          1993          1992

          Financial statement
           net income (loss)        $  (658,638)   $2,053,712   $   520,010
          Add:
           Bad debts per
            financial statements         96,858       289,764        90,073
           Jobs tax credit salary
            reduction                         -        18,328        39,229
           Other                            226         8,706        16,610

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          Years ended December 31,      1994          1993          1992

          Deduct:
           Excess of tax over
            financial statement
            depreciation               (354,040)     (110,242)    (133,843)
           Excess of tax over
            financial statement
            amortization                 (7,063)         (129)     (13,584)
           Excess of financial
            over tax gain on sale
            of properties                     -      (885,305)            -
           Financial statement
            income excluded from
            taxable income             (319,231)     (121,052)
          (435,514)

          Taxable income (loss)     $(1,241,888)   $1,253,782   $    82,981


          7. Property Dispositions

          On October 20, 1993, the Partnership sold five facilities located in Mississippi and three located in Louisiana for $16,056,985 (net of certain adjustments and prorations) pursuant to a purchase and sale agreement dated as of October 1, 1993. The purchase price for the eight facilities was paid in cash and each of the facilities was sold for amounts in excess of their respective net book values which resulted in a recognized gain of approximately $2,970,000.

          The eight facilities sold were Heritage Manor of Ferriday, Heritage Manor of Franklinton, Heritage Manor of Bossier, Glenburney Manor, Hilltop Manor, McComb Extended Care Center, Starkville Manor and Winona Manor. During the nine months ended September 30, 1993, these sold facilities earned approximately $13,632,000 in revenue and incurred approximately $11,634,000 in expenses.

          After repayment of existing debt obligations on the eight facilities sold, the Partnership received $5,042,903 in cash proceeds, $550,000 of which was used to pay down the existing debt secured by Grandview Manor and Paradise Cove Retirement Center.

          8. Southmark Litigation

          In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August of 1991, the Partnership was served notice that Southmark filed suit against the Partnership, the Corporate

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          General Partner, and partnerships and corporations which are unaffiliated with the Partnership or the Corporate General Partner. In this suit, Southmark was seeking $126,361 alleging a fraudulent, preferential or post-petition transfer. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate.

          The Partnership and Southmark reached a settlement which was effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid the Partnership $91,301 during 1994.

          9. Cost Reimbursements

          Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and other third-party programs under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid programs accounted for approximately 79%, 70% and 72% of operating revenue during 1994, 1993 and 1992, respectively.

          Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

                                                      1994           1993

          Illinois                                  $542,225       $454,000
          Louisiana                                  197,388        208,000

          Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

          Amounts due from Medicaid programs are generally paid on an interim and final basis, depending on the state, primarily within 30 to 60 days from date of billing.

          10.  Provider Taxes

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS


          During 1994, 1993 and 1992, the State of Illinois assessed nursing home facilities a provider tax based on patient days. In July 1992, the states of Louisiana and Mississippi began assessing provider taxes which are also based on patient days. The provider taxes are considered allowable costs under each state's Medicaid cost reimbursement program. At December 31, 1994, the Partnership owned one facility in Illinois and one facility in Louisiana. The Partnership sold its Mississippi homes during 1993.

          11.  Concentrations of Credit Risk

          At December 31, 1994, the Partnership had cash invested in commercial paper totalling $350,000 and cash on deposit with a bank which exceeded Federal Deposit Insurance Corporation limits by $271,000.

          12.  Subsequent Event

          On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") to Life Care Centers of America, Inc, an unaffiliated company that has managed the two retirement centers since March 1991. The purchase price was $6,000,000 for Highland Cove and $2,798,574 for Paradise Cove. Highland Cove and Paradise Cove had net book values of approximately $3,546,000 and $2,379,000, respectively, at December 31, 1994. The Partnership used the proceeds from the sale to satisfy the existing debt secured by Highland Cove, Paradise Cove, and Grandview Manor which totalled approximately $7,885,000 at December 31, 1994. The Partnership has no continuing liability with respect to these obligations. The Partnership anticipates recognizing a gain on the sales of approximately $2,880,000 in 1995. The retirement centers were, accordingly, reclassified from property and equipment to property held for sale on the accompanying 1994 balance sheet.

                                      SCHEDULES


                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                         SCHEDULE V - PROPERTY AND EQUIPMENT
                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                 Balance at                                            Balance
                  beginning   Additions                     Other      at end
 Classification    of year     at cost   Retirements(1)  changes(2)    of year
1994
  Land           $   302,331  $       -  $         -   $   (302,331) $         -
  Buildings and
   improvements   13,106,657     97,982            -    (13,204,639)           -
  Equipment and
   furnishings     1,709,252    118,085            -     (1,827,337)           -

                $15,118,240  $ 216,067  $         -   $(15,334,307) $         -

 1993
  Land           $   905,240  $       -  $   602,909   $          -  $   302,331
  Buildings and
   improvements   30,078,702     59,000   17,031,045              -   13,106,657
  Equipment and
   furnishings     3,947,881    340,000    2,578,629              -    1,709,252

                 $34,931,823  $ 399,000  $20,212,583   $          -  $15,118,240

 1992
  Land           $   849,575  $       -  $         -   $     55,665  $   905,240
  Buildings and
   improvements   24,683,748     63,117            -      5,331,837   30,078,702
  Equipment and
   furnishings     3,243,724    307,456            -        396,701    3,947,881

                 $28,777,047  $ 370,573  $         -   $  5,784,203  $34,931,823


          (1)               Eight facilities were sold in 1993.
          (2)               One   facility,   which  was   transferred   to
                            property held for sale in 1991, was transferred back to property and equipment in 1992. Two facilities were transferred to property held for sale in 1994.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY
                                    AND EQUIPMENT
                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                 Balance at                                            Balance
                  beginning   Additions                     Other      at end
 Classification    of year     at cost   Retirements(1)  changes(2)    of year

 1994
  Buildings and
   improvements  $ 4,388,659 $  667,165   $        -    $(5,055,824) $         -
  Equipment and
   furnishings     1,491,043     90,329            -     (1,581,372)           -

                 $ 5,879,702 $  757,494   $        -    $(6,637,196) $         -

 1993
  Buildings and
   improvements  $ 7,942,533 $1,224,704   $4,778,578    $         -  $ 4,388,659
  Equipment and
   furnishings     3,456,473    381,252    2,346,682              -    1,491,043

                 $11,399,006 $1,605,956   $7,125,260    $         -  $ 5,879,702

 1992
  Buildings and
   improvements  $ 5,407,116 $1,394,940   $        -    $ 1,140,477  $ 7,942,533
  Equipment and
   furnishings     2,402,356    450,778            -        603,339    3,456,473

                 $ 7,809,472 $1,845,718   $        -    $ 1,743,816  $11,399,006


          (1)               Eight facilities were sold in 1993.
          (2)               One   facility,   which  was   transferred   to
                            property held for sale in 1991, was transferred back to property and equipment in 1992. Two facilities were transferred to property held for sale in 1994.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                Balance at Additions               Balance
                                beginning  charged to               at end
                                 of year      cost      Deductions  of year

          1994
           Allowance for
            doubtful accounts    $222,373   $ 96,858    $319,231   $      -

          1993
           Allowance for
            doubtful accounts    $222,938   $289,764    $290,329   $222,373

          1992
           Allowance for
            doubtful accounts    $149,285   $205,969    $132,316   $222,938

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               (A LIMITED PARTNERSHIP)

               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                 Charged to
                                                                  operating
                                                                  expenses

          1994
           Repairs and maintenance                               $  153,229

          1993
           Repairs and maintenance                               $  530,796

          1992
           Repairs and maintenance                               $  595,834

          ITEM 9.   CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Partnership does not have officers or directors. At December 31, 1994, the General Partners of the Partnership were WelCare Service Corporation-VI, Consolidated Resources VI, Inc., and Consolidated Associates VI. The executive officers and director of WelCare Service Corporation-VI and Consolidated Resources VI, Inc., who control the affairs of the Partnership, are as follows:

            Name and                  Other Principal Occupations and Other
            Position       Age        Directorships During the Past 5 Years

        J. Stephen Eaton
        President and       44    Mr. Eaton  has been  President and  Director
        Director                  of  WelCare  International,  Inc. since  its
                                  formation   in   February  1989.     WelCare
                                  International,  Inc.,  an  affiliate of  the
                                  General   Partners,   is   engaged  in   the
                                  operation, acquisition,  property management
                                  and oversight management  of long-term  care
                                  facilities.   From  1984 to 1988,  Mr. Eaton
                                  was President of CRCA  Marketing, Inc. which
                                  later    became    Southmark    Consolidated
                                  Securities  Corporation.   Mr.  Eaton  was a
                                  director    of     Consolidated    Resources
                                  Corporation of  America from  1984 to  1986.
                                  Since 1988, Mr. Eaton has served as a Director and is currently Chairman of St.
                                  Joseph's Mercy Care Corporation, a non-profit corporation.

        Kent C. Fosha,      53    Mr. Fosha has been  Senior Vice President of
        Sr.                       WelCare  International,  Inc.   since  1990.
        Senior Vice               WelCare  International, Inc.,  an  affiliate
        President                 of the General  Partners, is engaged  in the
        Operations                operation, acquisition, property  management
                                  and oversight management  of long-term  care
                                  facilities.   From 1987  to 1990,  Mr. Fosha
                                  was  Division  Vice  President  of  National
                                  Heritage,  Inc.    From  1981  to  1987, Mr.
                                  Fosha  was  Vice  President, Operations  for
                                  Beverly  Enterprises,  Inc.   Mr.  Fosha was
                                  President   of   the  Georgia   Health  Care
                                  Association during 1986-1987. Mr. Fosha is a licensed nursing home administrator in the state of Georgia.

        Alan C. Dahl        33    Mr Dahl  has been  Senior Vice  President of
        Senior Vice               WelCare International, Inc.  since February,
        President                 1991.    WelCare  International,   Inc.,  an
                                  affiliate  of  the   General  Partners,   is
                                  engaged  in   the  operation,   acquisition,
                                  property     management     and    oversight
                                  management  of  long-term  care  facilities.
                                  From  May, 1989 to  February, 1991, Mr. Dahl
                                  was  a  Senior  Vice  President  -  Investor
                                  Operations      of     Southmark      Public
                                  Syndications, Inc.   Mr.  Dahl held  various
                                  other   officer  positions   in   Southmark-
                                  affiliated entities from  1986 to  February,
                                  1991.    From  1983 to  1986,  Mr.  Dahl,  a
                                  certified public accountant, was in the tax department at Ernst & Young.


          ITEM 11.  EXECUTIVE COMPENSATION

          No individual principal or principals as a group received any direct renumeration from the Partnership.

          The General Partners are not compensated directly for their services as General Partners of the Partnership. See Item 13 and
          Note 2 to the financial statements appearing in Item 8 for further discussion of compensation paid to affiliates of the General Partners.

          ITEM 12.   SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS  AND
          MANAGEMENT

          (A) Security ownership of certain beneficial owners.

              No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities.

          (B) Security ownership of management.

              The General Partners and their management own less than 1%.

              The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 4.)

          (C) Change in control.

              None.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Affiliates and former affiliates of the General Partners in accordance with the Partnership Agreement may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1994.

              Oversight and management fees                        $336,518
              Administration of Partnership activities (1)          170,501

          (1) For reimbursement of expenses incurred by the General Partners in performing certain administrative functions including investor relations and accounting. See Note 2 to the accompanying financial statements appearing in Item 8.


          ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

          (a) The following documents are filed as a part of this report:

              1.  Financial Statements Included in Part II, Item 8:

                  Report of Independent Certified Public Accountants

                  Balance Sheets
                    as of December 31, 1994 and 1993

                  Statements of Operations
                    for the Years Ended December 31, 1994, 1993 and 1992

                  Statements of Partners' Equity (Deficit)
                    for the Years Ended December 31, 1994, 1993 and 1992

                  Statements of Cash Flows
                    for the Years Ended December 31, 1994, 1993 and 1992

                  Summary of Significant Accounting Policies

                  Notes to Financial Statements

              2.  Schedules Included in Part II, Item 8:

                  Schedule V - Property and Equipment
                    for the Years Ended December 31, 1994, 1993 and 1992

                  Schedule VI - Accumulated Depreciation of Property and
                    Equipment for the  Years Ended December 31,  1994, 1993
                  and   1992

                  Schedule VIII - Valuation and Qualifying Accounts
                    for the Years Ended December 31, 1994, 1993 and 1992

                  Schedule X - Supplementary Income Statement Information
                    for the Years Ended December 31, 1994, 1993 and 1992

          Other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

              3.  Exhibits:


          Exhibit Number           Document Description

                   2.1 Liquidation Proposal incorporated by reference to the Proxy Statement filed on September 28, 1994, file No. 0-15694.

                   3.1 Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund VI, incorporated by reference to Exhibit A to the Registration Statement on Form S-1, File No. 33-425.


                   3.2 Amendment to Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund VI, incorporated by reference to the Proxy Statement filed on November 19, 1991, File No. 0-15694.

                   10.1 Management Agreement dated as of January 1, 1992 by Consolidated Resources Health Care Fund VI and WelCare International Management Corporation, incorporated by reference to Form 10-Q for the quarter ended March 31, 1992.

          (b)      Reports on Form 8-K:

                   On October 18, 1994, the Partnership filed a Form 8-K announcing the Partnership had received the requisite of a majority in interest of the Limited Partners to approve the Liquidation Proposal pursuant to a proxy statement delivered to the Limited Partners September 28, 1994.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                       By:    CONSOLIDATED RESOURCES VI, INC.
                              Corporate General Partner


          Date: March 30, 1995    /s/ J. Stephen Eaton
                                  J. Stephen Eaton,
                                  President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:




          Date: March 30, 1995    /s/ J. Stephen Eaton
                                  J. Stephen Eaton,
                                  Sole Director and
                                  Principal Executive Officer of the
                                  Corporate General Partner




          Date: March 30, 1995    /s/ Alan C. Dahl
                                  Alan C. Dahl,
                                  Principal Financial Officer of the
                                  Corporate General Partner