Form 10-Q
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1995-05-23
CIK 777953

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT  PURSUANT TO SECTION 13  OR 15 (d) OF  THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the period ended   March 31, 1995
                                          OR
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





                                THERE ARE NO EXHIBITS.
                                PAGE ONE OF 12 PAGES.





    PART I. - FINANCIAL INFORMATION
    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
    BALANCE SHEETS

                                                 March 31,     December 31,
                                                 1995          1994
                                                  (Unaudited)
    ASSETS
    Current assets:
      Cash and cash equivalents                  $    839,926  $    776,254
      Accounts receivable                             789,243       910,853
      Prepaid insurance                                 1,633        32,519
      Other current assets                             27,195        75,254
      Property held for sale (Notes 5 and 6)        2,716,421     8,697,111
        Total current assets                        4,374,418    10,491,991

                                                 $  4,374,418  $ 10,491,991

    LIABILITIES AND PARTNERS' EQUITY
    Current liabilities:
      Current maturities of long-term
        debt obligations, (Note 5)               $          -  $  7,885,442
      Trade accounts payable                           90,484       331,463
      Accrued compensation                            177,598       170,914
      Accrued interest                                      -        27,636
      Provider taxes payable                           21,929        21,437
      Other liabilities                               285,286       257,882
        Total liabilities                             575,297     8,694,774


    Partners' equity (deficit):
      Limited partners                              4,166,760     2,186,922
      General partners                               (367,639)     (389,705)
        Total partners' equity                      3,799,121     1,797,217
                                                 $  4,374,418  $ 10,491,991




















    See accompanying notes to financial statements.                       2










    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
    STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                            Three months ended March 31,
                                                   1995        1994

    Revenues:
      Operating revenue                            $1,643,070  $2,064,544
      Interest income                                  15,871      37,890
        Total revenues                              1,658,941   2,102,434

    Expenses:
      Operating expenses                            1,615,285   1,809,466
      Interest                                         69,604     239,482
      Depreciation and amortization                   111,699     196,489
      Partnership administration costs                 44,127      51,237
        Total expenses                              1,840,715   2,296,674


        Operating income (loss)                      (181,774)   (194,240)

        Gain on sales of properties (Note 5)        2,933,678           -

        Litigation settlement income (Note 4)               -      91,301

    Net income(loss)                               $2,751,904  $ (102,939)

    Net income(loss) per L.P. unit                 $    90.14  $    (3.37)

    L.P. units outstanding                             29,308      29,308






















    See accompanying notes to financial statements.                     3





    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)

                                                           Total
                                                           Partners'
                                      General  Limited     Equity

    Balance, at December 31, 1993   $(363,359) $3,419,214  $3,055,855

    Distribution                            -    (150,000)   (150,000)

    Net loss                           (4,118)    (98,821)   (102,939)

    Balance, at March 31, 1994      $(367,477) $3,170,393  $2,802,916


    Balance, at December 31, 1994   $(389,705) $2,186,922  $1,797,217

    Distribution                            -    (750,000)   (750,000)

    Net income                         22,066   2,729,838   2,751,904

    Balance, at March 31, 1995      $(367,639) $4,166,760  $3,799,121










































    See accompanying notes to financial statements.                 4





    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
    STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Three months ended March 31,
                                                   1995         1994

    Operating Activities:
      Cash received from residents and
      government agencies                          $ 1,764,680  $ 2,004,053
      Cash paid to suppliers and employees          (1,764,234)  (1,459,640)
      Interest received                                 15,871       37,890
      Interest paid                                    (97,240)    (252,165)
      Property taxes paid                              (22,632)     (70,751)
    Cash provided by (used in) operating activities   (103,555)     259,387


    Investing Activities:
      Payment for purchases of property
      and equipment                                    (55,867)     (60,948)
      Proceeds from sales of properties              8,858,536            -
    Cash provided by (used in) investing activities  8,802,669      (60,948)

    Financing Activities:
      Principal payments on long-term debt          (7,885,442)     (36,808)
      Distributions to limited partners               (750,000)    (150,000)
    Cash used in financing activities               (8,635,442)    (186,808)

    Net increase in cash and cash equivalents           63,672       11,631

    Cash and cash equivalents, beginning of period     776,254    1,327,584

    Cash and cash equivalents, end of period       $   839,926  $ 1,339,215


































               See accompanying notes to financial statements.            5




    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
    STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Three months ended March 31,
                                                   1995         1994
    Reconciliation of Net Income (Loss) to Cash
    Provided by (Used in) Operating Activities:

      Net income (loss)                            $ 2,751,904  $  (102,939)
      Adjustments to reconcile net income (loss)
        to cash provided by (used in)
        operating activities:
          Depreciation and amortization                111,699      196,489
          Gain on sale                              (2,933,678)
          Changes in assets and liabilties:
            Accounts receivable                        121,610     (151,792)
            Prepaid expenses and other                  30,886       47,301
            Other assets                                48,059      282,679
            Trade accounts payable and accrued
             liabilities                              (234,035)     (12,351)
    Cash provided by (used in) operating
      activities                                   $  (103,555) $   259,387





































               See accompanying notes to financial statements.            6












                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1995



          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-VI (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                        Three Months Ended
                                                             March 31,
                                                            1995       1994
          Charged to costs and expenses:
            Property management and oversight
              management fees . . . . . . . . . . . . .  $33,784    $59,334

            Financial accounting, data processing,
              tax reporting, legal and compliance,
              investor relations and supervision
              of outside services . . . . . . . . .      $44,127    $51,237


          NOTE 4.

          The Partnership and Southmark Corporation ("Southmark") reached a settlement which was effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid the Partnership $91,301 during 1994.

          NOTE 5.

          On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") to Life Care Centers of America, Inc., an unaffiliated company that has managed the two retirement centers since March 1991. These centers were included in Property held for sale at December 31, 1994. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor.
          The Partnership recognized a gain on the sales of $2,933,678.

          NOTE 6.

          Property held for sale at March 31, 1995, consisted of the Partnership's two nursing home facilities. At December 31, 1994, Property held for sale included the Partnership's two nursing home facilities and two retirement centers. The two retirement centers were sold on January 31, 1995, as discussed more fully in
          Note 5. Property held for sale is carried at the lower of cost or net realizable value less estimated cost to dispose.
          ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          WelCare Acquisition Corp., an affiliate of WelCare International, Inc. ("WelCare"), acquired the stock of the parent company of the Partnership's Corporate General Partner from Southmark Corporation on November 20, 1990. The results of operations for periods prior to November 20, 1990, occurred under the direction and management of Southmark affiliates and not under the direction and management of WelCare's affiliates.

          Following the first full year of WelCare's affiliate's management of the affairs of the Partnership, the Limited Partners overwhelmingly elected WelCare Service Corporation-VI, a wholly-owned subsidiary of WelCare Acquisition Corp., as Managing General Partner of the Partnership. On January 7, 1992, WelCare Service Corporation-VI was admitted as Managing General Partner.

          Plan of Operations
          A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at March 31, 1995 and December 31, 1994, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:
          Operating revenues showed a decrease of $421,474 for the quarter ended March 31, 1995, as compared to the first quarter of the prior year. The Partnership sold its two retirement centers Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") on January 31, 1995. Accordingly, the results of operations for the quarter ended March 31, 1995, included only one month's operating results for the sold centers. Operating Revenues generated by the sold centers were $902,321 in the first quarter of 1994, as compared to $304,111 in the first quarter of 1995. The reduction in revenues from the sales was partially offset by increased reimbursement rates and increased Medicare patient days at the partnership's two remaining nursing facilities.

          Expenses:

          Operating expenses showed a decrease of $194,181 for the quarter ended March 31, 1995, as compared to the first quarter of the prior year. As discussed above, the Partnership sold its two retirement centers during the first quarter of 1995. Operating expenses incurred by the sold centers were $561,033 in the first quarter of 1994, as compared to $228,656 in the first quarter of 1995. The increase in expenses at the partnership's two remaining nursing facilities was due primarily to the increased Medicare patient days which resulted in higher staffing costs and increased therapy costs.

          Liquidity and Capital Resources:

          At March 31, 1995, the Partnership held cash and cash equivalents of $839,926 an increase of $63,672 from the amount held at December 31, 1994. Cash is being held in reserve for working capital and operating contingencies.

          As discussed in Item 1, Note 5, the Partnership sold its two retirement centers on January 31, 1995. The proceeds from the sales were used to satisfy all of the Partnership's mortgage debt obligations which would have matured February 1, 1995. As a result, the Partnership's two remaining nursing facilities are owned free and clear of all debt. The sale also provided cash to the Partnership of approximately $800,000, of which $750,000 was distributed to the Limited Partners on February 10, 1995.

          During 1991, as a result of improvements in operations, the Partnership reinstated distributions to the Limited Partners for the first time since 1988. During 1991, the Partnership distributed $899,994 to the Limited Partners. During 1992, the Managing General Partner caused the Partnership to make quarterly distributions to the Limited Partners totalling $850,000. During 1993, the Partnership distributed $6,300,000 to the Limited Partners which included proceeds from the sale of eight of the Partnership's properties in 1993. During 1994, distributions of $600,000 were made to the Limited Partners.
          As of March 31, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

          Significant changes have and will continue to be made in government reimbursement programs and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

          Based on the Partnership's present cash balance, the satisfaction of maturing debt on January 31, 1995, and the expectation of break-even or positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements during the next twelve months. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.

          PART II - OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K
          (a)      Exhibits

                     None

          (b)      Reports on Form 8-K.

                    On February 15, 1995, the Partnership filed a Form 8-K disclosing the closing of the sales of Paradise Cove Retirement Park and Highland Cove Retirement Center on January 31, 1995.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                        By:    CONSOLIDATED RESOURCES VI, INC.
                               Corporate General Partner



          Date: May 22, 1995      By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         Sole Director and
                                         Principal Executive Officer of the
                                         Corporate General Partner




          Date: May 22, 1995      By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Principal Financial Officer of the
                                         Corporate General Partner