Form 10-Q
period 1995-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1995-08-14
CIK 777953

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT  PURSUANT TO SECTION 13  OR 15 (d) OF  THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 1995
                                          OR
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



PART I. - FINANCIAL INFORMATION
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
BALANCE SHEETS

                                             June 30,      December 31,
                                             1995          1994
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    731,821  $    776,254
  Accounts receivable                             755,309       910,853
  Prepaid insurance                                 2,313        32,519
  Other current assets                             26,515        75,254
  Property held for sale (Notes 5 and 6)        2,651,259     8,697,111
    Total current assets                        4,167,216    10,491,991

                                             $  4,167,216  $ 10,491,991

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt obligations, (Note 5)               $          -  $  7,885,442
  Trade accounts payable                          117,420       331,463
  Accrued compensation                            125,060       170,914
  Accrued interest                                      -        27,636
  Provider taxes payable                           18,730        21,437
  Other liabilities                               292,646       257,882
    Total liabilities                             553,857     8,694,774


Partners' equity (deficit):
  Limited partners                              3,988,429     2,186,922
  General partners                               (375,070)     (389,705)
    Total partners' equity                      3,613,359     1,797,217
                                             $  4,167,216  $ 10,491,991











See accompanying notes to financial statements.                       2





CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF OPERATIONS



                            Three months ended      Six months ended
                            June 30,                June 30,
                            1995        1994        1995        1994
Revenues:
  Operating revenues        $1,254,275  $2,063,647  $2,897,345  $4,128,192
  Interest income               12,804      24,763      28,675      62,653
    Total revenues           1,267,079   2,088,410   2,926,020   4,190,845

Expenses:
  Operating expenses         1,359,427   1,722,823   2,974,712   3,532,285
  Interest                           -     269,222      69,604     508,704
  Depreciation and
    amortization                71,150     184,370     182,849     380,859
  Partnership administration
    costs                       22,264      53,831      66,391     105,068
    Total expenses           1,452,841   2,230,246   3,293,555   4,526,916


    Operating income (loss)   (185,762)   (141,836)   (367,536)   (336,071)

    Gain on sales of
        properties (Note 5)          -           -   2,933,678           -

    Litigation settlement            -           -           -      91,301
        income (Note 4)

Net income(loss)            $ (185,762) $ (141,836) $2,566,142  $ (244,770)

Net income(loss) per
  L.P. unit                 $    (6.08) $    (4.65) $    87.06  $    (8.02)

L.P. units outstanding          29,308      29,308      29,308      29,308








See accompanying notes to financial statements.                          3



CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                               Six months ended June 30,
                                               1995         1994

Operating Activities:
  Cash received from residents
     and government agencies                   $ 3,052,889  $ 3,937,749
  Cash paid to suppliers and employees          (3,134,509)  (3,144,200)
  Settlement received                                    -       91,301
  Interest received                                 28,675       62,653
  Interest paid                                    (97,240)    (521,197)
  Property taxes paid                              (55,487)    (127,756)
Cash provided by (used in) operating activities   (205,672)     298,550


Investing Activities:
  Payment for purchases of property
     and equipment                                 (61,855)    (112,263)
  Proceeds from sales of properties              8,858,536            -
Cash provided by (used in) investing activities  8,796,682     (112,263)

Financing Activities:
  Principal payments on long-term debt          (7,885,442)     (64,190)
  Distributions to limited partners               (750,000)    (300,000)
Cash used in financing activities               (8,635,442)    (364,190)

Net decrease in cash and cash equivalents          (44,433)    (177,903)

Cash and cash equivalents, beginning of period     776,254    1,327,584

Cash and cash equivalents, end of period       $   731,821  $ 1,149,681
























           See accompanying notes to financial statements.            5




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                               Six months ended June 30,
                                               1995         1994
Reconciliation of Net Income (Loss) to Cash
Provided by (Used in) Operating Activities:

  Net income (loss)                            $ 2,566,142  $  (244,770)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
      Depreciation and amortization                182,849      380,859
      Gain on sale                              (2,933,678)           -
      Changes in assets and liabilties:
        Accounts receivable                        155,544     (190,442)
        Prepaid expenses and other                  30,206      340,526
        Other assets                                48,739            -
        Trade accounts payable and
           accrued liabilities                    (255,475)      12,377
Cash provided by (used in) operating activities$  (205,672) $   298,550
































           See accompanying notes to financial statements.            6




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)

                                                            Total
                                                            Partners'
                                  General     Limited       Equity

Balance, at December 31, 1993   $   (363,359) $  3,419,214  $  3,055,855

Distributions                              -      (300,000)     (300,000)

Net loss                              (9,791)     (234,979)     (244,770)

Balance, at June 30, 1994       $   (373,150) $  2,884,235  $  2,511,085


Balance, at December 31, 1994   $   (389,705) $  2,186,922  $  1,797,217

Distribution                               -      (750,000)     (750,000)

Net income                            14,635     2,551,507     2,566,142

Balance, at June 30, 1995       $   (375,070) $  3,988,429  $  3,613,359

























See accompanying notes to financial statements.                        4






                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1995



          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                        Six Months Ended
                                                             June 30,
                                                            1995       1994
          Charged to costs and expenses:
            Property management and oversight
            management fees. . . . . . . . . .          $171,708    $153,815
            Financial accounting, data processing,
              tax reporting, legal and compliance,
              investor relations and supervision
              of outside services . . . . . . . . .     $66,391    $105,068


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

          NOTE 6.

          Property held for sale at June 30, 1995, consisted of the Partnership's two nursing home facilities. At December 31, 1994, Property held for sale included the Partnership's two nursing home facilities and two retirement centers. The two retirement centers were sold on January 31, 1995, as discussed more fully in
          Note 5.

          ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS


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

          The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at June 30, 1995 and December 31, 1994, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:
          Operating revenues showed a decrease of $1,230,847 for the quarter ended June 30, 1995, as compared to the second quarter of the prior year. The Partnership sold its two retirement centers Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") on January 31, 1995. Accordingly, the results of operations for the quarter ended June 30, 1995, included only one month's operating results for the sold centers. Operating Revenues generated by the sold centers were $1,785,840 in the first six months of 1994, as compared to $304,111 in 1995. The reduction in revenues from the sales was partially offset by increased reimbursement rates and increased Medicare patient days at the partnership's two remaining nursing facilities.

          Expenses:

          Operating expenses showed a decrease of $501,765 for the quarter ended June 30, 1995, as compared to the second quarter of the prior year. As discussed above, the Partnership sold its two retirement centers during the first quarter of 1995. Operating expenses incurred by the sold centers were $1,117,191 in the first six months of 1994, as compared to $228,656 in 1995. The increase in expenses at the partnership's two remaining nursing facilities was due primarily to the increased Medicare patient days which resulted in higher staffing costs and increased therapy costs.

          Liquidity and Capital Resources:

          At June 30, 1995, the Partnership held cash and cash equivalents of $722,221 an decrease of $54,033 from the amount held at December 31, 1994. Cash is being held in reserve for working capital and operating contingencies.

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

          As of June 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                    None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                        By:    WELCARE SERVICE CORPORATION - VI
                               Managing General Partner



          Date:                   By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         President




          Date:                   By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Vice President and Principal
                                         Financial Officer