Form 10-Q
period 1995-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1995-11-15
CIK 777953

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR  15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended        September 30, 1995

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



                7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)       (Zip Code)



          Registrant's telephone number, including area code   770-698-9040


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




                       PART I. - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                               BALANCE SHEETS

                                             September 30, December 31,
                                             1995          1994
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    967,381  $    776,254
  Accounts receivable                             665,294       910,853
  Prepaid insurance                                 2,471        32,519
  Other current assets                             26,515        75,254
  Property held for sale (Notes 5 and 6)        2,602,511     8,697,111
    Total current assets                        4,264,172    10,491,991

                                             $  4,264,172  $ 10,491,991

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt obligations, (Note 5)               $          -  $  7,885,442
  Trade accounts payable                          142,463       331,463
  Accrued compensation                            190,377       170,914
  Accrued interest                                      -        27,636
  Provider taxes payable                           19,011        21,437
  Other liabilities                               296,653       257,882
    Total liabilities                             648,504     8,694,774


Partners' equity (deficit):
  Limited partners                              3,990,645     2,186,922
  General partners                               (374,977)     (389,705)
    Total partners' equity                      3,615,668     1,797,217
                                             $  4,264,172  $ 10,491,991




















See accompanying notes to financial statements.                       2



































































                 CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                      STATEMENTS OF OPERATIONS
                             (Unaudited)


                            Three months ended      Nine months ended
                            September 30,           September 30,
                            1995        1994        1995        1994
Revenues:
  Operating revenues        $1,514,186  $2,399,034  $4,411,531  $6,527,226
  Interest income                4,033      38,604      30,067     101,257
    Total revenues           1,518,219   2,437,638   4,441,598   6,628,483

Expenses:
  Operating expenses         1,444,935   1,862,689   4,362,932   5,339,166
  Interest                           -     253,801      69,604     762,505
  Depreciation and amortizati   66,385     192,443     249,234     573,302
  Loan extension fee (Note 7)        -     192,262           -     192,262
  Partnership administration
    costs                        1,949       3,508     125,055     164,384
    Total expenses           1,513,269   2,504,703   4,806,825   7,031,619


    Operating income (loss)      4,950     (67,065)   (365,227)   (403,136)

    Gain on sales of
        properties (Note 5)          -           -   2,933,678           -

    Litigation settlement
        income (Note 4)              -           -           -      91,301

Net income(loss)            $    4,950  $  (67,065) $2,568,451  $ (311,835)

Net income(loss) per L.P. un$     0.16  $    (2.20) $    87.13  $   (10.21)

L.P. units outstanding          29,308      29,308      29,308      29,308






















See accompanying notes to financial statements.                          3

                CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)

                                                            Total
                                                            Partners'
                                  General     Limited       Equity

Balance, at December 31, 1993   $   (363,359) $  3,419,214  $  3,055,855

Distributions                              -      (450,000)     (450,000)

Net loss                             (12,473)     (299,362)     (311,835)

Balance, at September 30, 1994  $   (375,832) $  2,669,852  $  2,294,020


Balance, at December 31, 1994   $   (389,705) $  2,186,922  $  1,797,217

Distribution                               -      (750,000)     (750,000)

Net income                            14,728     2,553,723     2,568,451

Balance, at September 30, 1995  $   (374,977) $  3,990,645  $  3,615,668
































See accompanying notes to financial statements.                        4

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                         STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                          Nine months ended September 30,
                                               1995         1994

Operating Activities:
  Cash received from residents
     and government agencies                   $ 4,657,090  $ 6,390,167
  Cash paid to suppliers and employees          (4,454,048)  (4,947,319)
  Settlement received                                    -       91,301
  Interest received                                 30,067      101,257
  Interest paid                                    (97,240)    (795,969)
  Loan extension fee                                           (192,262)
  Property taxes paid                              (88,344)    (136,968)
Cash provided by operating activities               47,525      510,207


Investing Activities:
  Payments for purchases of property
     and equipment                                 (79,492)    (159,388)
  Proceeds from sales of properties              8,858,536            -
Cash provided by (used in) investing activities  8,779,044     (159,388)

Financing Activities:
  Principal payments on long-term debt          (7,885,442)     (70,805)
  Distributions to limited partners               (750,000)    (450,000)
Cash used in financing activities               (8,635,442)    (520,805)

Net increase (decrease) in cash and cash equival   191,127     (169,986)

Cash and cash equivalents, beginning of period     776,254    1,327,584

Cash and cash equivalents, end of period       $   967,381  $ 1,157,598
























           See accompanying notes to financial statements.            5




                 CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                           Nine months ended September 30,
                                                   1995         1994
Reconciliation of Net Income (Loss) to Cash
Provided by Operating Activities:

  Net income (loss)                            $ 2,568,451  $  (311,835)
  Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
      Depreciation and amortization                249,234      573,302
      Gain on sale                              (2,933,678)           -
      Changes in assets and liabilties:
        Accounts receivable                        245,559     (137,059)
        Prepaid expenses and other                  30,048      350,950
        Other assets                                48,739            -
        Trade accounts payable and
           accrued liabilities                    (160,828)      34,849
Cash provided by operating activities          $    47,525  $   510,207
































           See accompanying notes to financial statements.            6











                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1995



          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                        Nine Months Ended
                                                            September 30,
                                                            1995       1994
          Charged to costs and expenses:
          Property management and oversight management fees$262,558 $244,187 Financial accounting, data processing, tax reporting, legal and compliance,
              investor relations and supervision
              of outside services . . . . . . . . .        $109,822  $150,559


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

          NOTE 5.

          On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove")and Highland Cove Retirement Center ("Highland Cove") to Life
          Care Centers of America, Inc., an unaffiliated company that has managed the two retirement centers since March 1991. These centers were included in Property held for sale at December 31, 1994. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor.
          The Partnership recognized a gain on the sales of $2,933,678.

          NOTE 6.

          Property held for sale at September 30, 1995, consisted of the Partnership's two nursing home facilities. At December 31, 1994, Property held for sale included the Partnership's two nursing home facilities and two retirement centers. The two retirement centers were sold on January 31, 1995, as discussed more fully in
          Note 5.

          NOTE 7.
          During the third quarter of 1994, the Partnership paid a $192,262 extension fee to a lender that provided a six month extension for mortgage debts that would have matured August 1, 1994. These debts were satisfied in connection with the sales of two retirement centers in January 1995, as discussed more fully in
          Note 5.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

          The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at September 30, 1995 and December 31, 1994, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenues showed a decrease of $884,848 for the quarter ended September 30, 1995, as compared to the third quarter of the prior year. The Partnership sold its two retirement centers Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") on January 31, 1995. Operating Revenues generated by the sold centers were $931,230 in the third quarter of 1994. The reduction in revenues from the sales was partially offset by increased reimbursement rates and increased Medicare patient days at the partnership's two remaining nursing facilities.
          Expenses:

          Operating expenses showed a decrease of $459,236 for the quarter ended September 30, 1995, as compared to the third quarter of the prior year. As discussed above, the Partnership sold its two retirement centers during the first quarter of 1995. Operating expenses incurred by the sold centers were $590,262 in the third quarter of 1994. The increase in expenses at the partnership's two remaining nursing facilities was due primarily to the increased Medicare patient days which resulted in higher staffing costs and increased therapy costs.

          Liquidity and Capital Resources:

          At September 30, 1995, the Partnership held cash and cash equivalents of $967,381 an increase of $191,127 from the amount held at December 31, 1994. Cash is being held in reserve for working capital and operating contingencies.

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

          As of September 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                        By:    WELCARE SERVICE CORPORATION - VI
                               Its Managing General Partner



          Date: 11/14/95           By:   /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         President




          Date: 11/14/95          By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Vice President and Principal
                                         Financial Officer