Form 10-K405
period 1995-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1996-04-25
CIK 777953

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 16, 1996
    PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.






                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

            For the fiscal year ended           December 31, 1995
                                      OR
(   )       TRANSITION  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                      Commission file number   0-15694

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
            (Exact name of registrant as specified in its charter)

Georgia                                  58-1677247
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer
                                         identification No.)

            7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number,           770-698-9040
including area code


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: L i m i t e d Partnership
Units

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

Documents Incorporated by Reference:  See Page 28.

                            THERE ARE NO EXHIBITS.
                             PAGE ONE OF 29 PAGES.














































PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.
At December 31, 1995, the Partnership had three general partners (the "General Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the Corporate General Partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as Managing General Partner ("WSC-VI" or the "Managing General Partner"). WSC-VI is a wholly-owned subsidiary of WelCare Acquisition Corp., which is in turn a wholly-owned subsidiary of WelCare International, Inc. ("WelCare"). CR-VI, a Georgia corporation, is a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"). WCRCA, a Nevada corporation, is a wholly-owned subsidiary of WelCare Acquisition Corp. WelCare, a privately owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

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

On December 27, 1985, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed in December 1986 with 29,308 units sold at $1,000 each, for gross proceeds of $29,308,000 to the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related and geriatric real properties for the benefit of its Limited Partners. On January 1, 1995, the Partnership owned four facilities (See Item 8, Note
6). Effective January 31, 1995, the Partnership sold two facilities located in Nevada and Utah (See Item 8, Note 6). On December 31, 1995, the Partnership owned two facilities.

Current Developments

A majority-in-interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

Operation of Nursing Home Facilities

On January 1, 1991, National Heritage, Inc., ("NHI") (currently known as Evergreen Health Care, Inc.) managed all of the Partnership's nursing homes and a NHI subsidiary managed the Partnership's two retirement centers. NHI, a New York Stock Exchange listed company, was affiliated with the Partnership prior to WAC's acquisition of control of the Corporate General Partner on November 20, 1990. During the fourth quarter of 1991, the Partnership notified NHI that their management contracts were terminated effective on January 1, 1992, for Grandview Manor, and April 1, 1992, for the other nine nursing homes then owned by the Partnership. Commencing on these dates, these facilities were managed by an affiliate of the General Partners. Effective March 1, 1991, the management of the two retirement centers changed to American Lifestyles, Inc. ("ALI"), a division of Life Care Centers of America, Inc. ALI is not an affiliate of the Partnership.

Prior to WAC's acquisition of control of the Corporate General Partner, no distributions had been made to the Limited Partners since 1988. As a result of efforts made by the Corporate General Partner, in 1991, the Partnership made two quarterly distributions of $200,000 each and a special distribution of $499,994. During 1992, the Partnership increased the quarterly distributions and made distributions totalling $850,000. During 1993, the Managing General Partner caused the Partnership to distribute a total of $6,300,000, $1,800,000 from operations and $4,500,000 following the sale of certain of the Partnership's facilities. During 1995, distributions of $750,000 were made to the Limited Partners.

As of December 31, 1995, the Partnership employed approximately 194 persons, including administrative, nursing, dietary, social services and maintenance personnel.
The services provided at the Partnership's nursing facilities consist of long-term nursing care. Nursing care consists of 24 hour professional nursing care and related medical services prescribed by the resident's physician as well as assistance or supervision with activities of daily living such as dressing, grooming, bathing, medication and dietary needs. The two retirement centers sold by the Partnership in 1995 provided apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

The Partnership's two remaining nursing facilities are certified to receive benefits under joint Federal and State funded programs administered by the respective states to provide medical assistance to the indigent, known generally as the "Medicaid" program. Both nursing facilities are certified for benefits under the Federal Health Insurance for the Aged Act ("Medicare") which provides for reimbursement for skilled care only in those facilities which are certified for this program. The two retirement centers received revenue on a private pay basis from the resident renting the unit.

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

In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state health care regulatory agencies must be obtained, and a Certificate of Need ( CON ) or authorization issued, before new long-term care beds can be constructed. This tends to stabilize competition, however, some states have already or are considering repeal of CON programs.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities at December 31, 1995:


                         Average Daily Census                   Revenues
                             for Year Ended                  for Year Ended
                            December 31, 1995              December 31 ,1995

Medicaid                     164         78%                      77%
Private Pay                   29         14%                      13%
VA, Medicare and Other        16          8%                      10%

                             209        100%                      100%

Overall Occupancy Rate                   80%


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

All licensed beds in the operating facilities are available except in a few instances where a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas, including revenue-generating rehabilitation services.

ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings of the projects and the land on which they are located are owned by the Partnership in fee simple.
























































                    Properties (dollars in 000 s)
                 Secured    Acquisition      Book               Date
Property          Debt         Cost         Value             Acquired

Grandview Manor
Nursing Home
Camp Point, IL
118 Licensed
Nursing Home
Beds           $     -(2)      $2,741   $   627(1)           August 1986

Heritage Manor
of Westwood
Shreveport, LA
142 Licensed
Nursing Home
Beds                   -       3,747     1,921(1)           September 1986

                  $    -      $6,488      $2,548

These facilities have a total of 260 Beds

(1) A provision was made to write down the facility, for Partnership financial statement purposes, to their net realizable values as determined by the Corporate General Partner at the time of the write-downs (See Item 8, Note 5). The amount reflects this write-down.

(2) Debt secured by the Grandview Manor Nursing Home was paid off in January 1995, with the proceeds from the sales of Paradise Cove and Highland Cove.


































                          Rental Rates and Occupancy

                                   Years Ended December 31,
                     1995        1994        1993        1992        1991

Grandview Manor
Nursing Home
Occupancy
Rate                 82%         81%         85%         92%         83%
Rental Rate
(PPD)                $59         $62         $62         $57         $49

Heritage Manor
of Westwood
Occupancy
Rate                 79%         81%         79%         82%         90%
Rental Rate
(PPD)                $86         $67         $63         $58         $47

Rental rates for nursing homes are presented using Per-Patient-Day Amounts
( PPD ), the industry standard for comparison. The PPD amount is the average rental revenue for a day of housing and services.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary litigation routine to the Partnership s Business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
































                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)  Title of Class                             Number of Record Unit Holders

     Limited Partnership Units           3,420 as of March 1996

(C) Due to improved operations and the sale of facilities following the change of control of the Corporate General Partner, the Partnership reinstituted distributions in 1991. The Partnership distributed $899,994 to the Limited Partners during 1991, $850,000 in 1992, $6,300,000 in 1993, $600,000 in 1994, and $750,000 in 1995. The
     Corporate General Partner anticipates that distributions will continue at a reduced level in 1996 due to the sales of the Partnerships' two retirement centers in 1995.

     Distributions had been suspended since 1988 and thus there were no distributions to the Limited Partners in 1990. Cumulative distributions paid to the Limited Partners as of December 31, 1995, were $12,196,595. There have been no distributions to the General Partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 4 for discussion of distributions.
ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

                                   Year Ended December 31,
                         (dollars in 000 s, except per share figures)
Statement of
Operations             1995(1)       1994       1993(2)    1992       1991(3)

Operating revenue      $5,782      $8,846     $21,969   $25,378     $24,413
Income (loss) before
extraordinary gain      2,538       (659)       2,054       520         117
Net income (loss)       2,538       (659)       2,054       520       1,537
Income (loss) before
extra-ordinary gain
per weighted
average L.P. Unit       83.13      (21.57)      70.31     17.03         3.07
Net income (loss) per
weighted
average L.P. unit       83.13      (21.57)      70.31     17.03        51.04
Distribution paid per
weighted
average L.P. Unit       25.59       20.47      214.96     29.00        30.71

(1)  During 1995, the Partnership sold two facilities.
(2)  During 1993, the Partnership sold eight
     facilities.
(3)During 1991, the Partnership sold two facilities.









































































                               December 31,  (dollars in 000 s)
Balance Sheets         1995(1)     1994(2)     1993(3)    1992        1991

Property held for sale $2,548     $ 8,697      $    -    $    -         $ -
Property and
equipment, net              -           -       9,238    23,533      20,968
Total assets            4,128      10,492      11,841    28,360      31,751
Long-term debt
obligations, less
current maturities          -           -           -    19,385      19,581
Partners  equity        3,585       1,797       3,056     7,302       7,632

(1) During 1995, the Partnership sold two facilities and two facilities remained in property held for sale.
(2)  During 1994, four facilities were transferred to property held for sale.
(3)  During 1993, the Partnership sold eight facilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

A majority-in-interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate the facilities as it proceeds with the sale of its facilities.

At December 31, 1995, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet. On January 31, 1995, the Partnership sold Highland Cove Retirement Center and Paradise Cove Retirement Center and retired the Partnership's mortgage debt obligations with the proceeds from the sales.

Results of Operations

Revenue:

1995 compared to 1994:

Operating revenue decreased by 3,063,791 in 1995. This decrease is primarily due to the sale of two facilities. The Partnership sold its two retirement centers Paradise Cove Retirement Center ( Paradise Cove ) and Highland Cove Retirement Center ( Highland Cove ) on January 31, 1995. Operating revenues generated by the sold centers were $304,111 during 1995. During 1994 the two sold facilities generated revenues of $3,739,281. Revenues for 1995 at the Partnership s remaining facilities increased primarily due to increased reimbursement rates and increased Medicare patient days at the Partnership s two remaining nursing facilities.








































































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

Expenses:

1995 compared to 1994

Operating expenses decreased by $1,398,208 in 1995. This decrease is primarily due to the sale of the two facilities sold January 31, 1995. Operating expenses incurred by the sold centers were $590,262 during 1995. During 1994 the sold facilities produced operating expenses of approximately $1,977,676. Operating expenses at the partnerships remaining facilities increased primarily due to the salary expenses and inflationary increases. Interest expense decreased $945,901 from the prior year, due to the retirement of all the Partnership s debt obligations in January 1995, using the proceeds from the sales of the two facilities.

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

Liquidity and Capital Resources

At December 31, 1995, the Partnership held cash and cash equivalents of $729,876, a decrease of $46,378 from the amount held at December 31, 1994. During 1995, the Partnership made distributions to the Limited Partners totalling $750,000. The Partnership made a distribution to the Limited Partners totalling $150,000 in February 1996. Cash is being held in reserve for working capital and operating contingencies.

During 1995, proceeds from the sale of two facilities and cash reserves from 1994 were adequate to cover all operating and debt service obligations of the Partnership and provide for distributions to the Limited Partners. During 1995, the Partnership s facilities produced positive cash flow from operations and management anticipates that the Partnership should generate positive cash flow during 1996.

As of December 31, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for 1996, other than necessary repairs, maintenance and improvements which will be funded by operations.

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






















































Based on the Partnership's present cash balance, and the expectation of positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements in 1996. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.

Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.


















































ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                             Page Number

Report of Independent Certified Public Accountants                    12

Financial Statements

   Balance Sheets - December 31, 1995 and 1994                        13

                                                Statements of Operations
   - Years ended December 31, 1995, 1994 and 1993                     14

                                Statements of Partners' Equity (Deficit)
   - Years ended December 31, 1995, 1994 and 1993                     15

                                                Statements of Cash Flows
   - Years ended December 31, 1995, 1994 and 1993                     16

    Summary of Significant Accounting Policies                     17-19


    Notes to Financial Statements                                  20-23



The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 of the Registrant is submitted herewith in response to
Item 14 (a)(2):

Schedule II -         Valuation and Qualifying Accounts               25


All other schedules of the Partnership for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to the consolidated financial statements and, therefore, have been omitted.




























Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund VI

We have audited the accompanying balance sheets of Consolidated Resources Health Care Fund VI (a limited partnership) (the "Partnership"), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

The Partnership is operating its properties under a plan approved by its Limited Partners, as described in the Summary of Significant Accounting Policies, to sell or otherwise dispose of its remaining properties by October 18, 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Resources Health Care Fund VI (a limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                      BDO Seidman, LLP



Atlanta, Georgia
March 1, 1996
















                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                                Balance Sheets


December 31,                                           1995          1994

ASSETS

Current
Cash and cash equivalents (Note 9)                 $  729,876   $  776,254
Patient accounts receivable, net (Note 8)             846,399      910,853
Prepaid insurance                                       2,469       32,519
Other current assets                                    1,633       75,254
Property held for sale (Notes 3, 5 and 6)           2,548,084    8,697,111

Total current assets                               $4,128,461  $10,491,991

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Mortgage debt obligations (Notes 1 and 3)          $        -   $7,885,442
Trade accounts payable                                133,002      331,463
Accrued compensation                                  150,396      170,914
Accrued interest (Note 3)                                   -       27,636
Provider taxes payable                                 19,279       21,437
Other liabilities                                     240,684      257,882

Total liabilities                                     543,361    8,694,774

Commitments and contingencies
(Notes 9, 10)

Partners' equity (deficit) (Note 4)
Limited partners                                    3,961,300    2,186,922
General partners                                    (376,200)    (389,705)

Total partners' equity                              3,585,100    1,797,217

                                                   $4,128,461  $10,491,991


See accompanying summary of significant accounting policies and notes to financial statements.





                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                           Statements of Operations


Years ended December 31,                   1995        1994        1993

Revenues
Operating revenue                      $ 5,782,214  $ 8,846,005 $21,968,943
Interest income                             41,873       64,847      98,955
Total revenues                           5,824,087    8,910,852  22,067,898

Expenses
Operating expenses                       5,183,830    6,610,071  17,441,867
Interest                                    69,603    1,015,504   2,034,273
Depreciation and amortization              318,606      773,842   1,654,701
Management fees (Note 2)                   352,576      523,483   1,322,772
Real estate taxes                          135,941      229,355     294,419
Partnership administration costs
(Note 2)                                   159,325      220,144     235,816
Loan extension fees (Note 3)                     -      288,392           -

Total expenses                           6,219,881    9,660,791  22,983,848
Operating income (loss)                  (395,794)    (749,939)   (915,950)

Litigation settlement income (Note 7)            -       91,301           -

Gain on disposition of properties
(Note 6)                                 2,933,677            -   2,969,662

Net income (loss)                       $2,537,883   $(658,638)  $2,053,712

Net income (loss) per L.P. unit             $86.13      $(21.57)      $70.31

Distributions paid per L.P. unit            $25.59       $20.47      $214.96

L.P. units outstanding                      29,308       29,308      29,308

See accompanying summary of significant accounting policies and notes to financial statements.
























                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                   Statements of Partners  Equity (Deficit)
                 Years Ended December 31, 1995, 1994 and 1993





                                                                     Total
                                                                   Partners
                                          Limited       General     Equity

Balance, at January 1, 1993             $7,658,561   $(356,418)  $7,302,143
Net income (loss)                        2,060,653      (6,941)   2,053,712
Distributions                          (6,300,000)            - (6,300,000)
Balance, at December 31, 1993            3,419,214    (363,359)   3,055,855
Net loss                                 (632,292)     (26,346)   (658,638)
Distributions                            (600,000)            -   (600,000)
Balance, at December 31, 1994            2,186,922    (389,705)   1,797,217
Net income                               2,524,378       13,505   2,537,883
Distributions                            (750,000)            -   (750,000)
Balance, at December 31, 1995           $3,961,300   $(376,200) $ 3,585,100

See accompanying summary of significant accounting policies and notes to financial statements.






































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                           Statements of Cash Flows


Years ended December 31,                   1995          1994        1993

Operating activities
Net income (loss)                       $2,537,883   $(658,638)  $2,053,712
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization              318,606      773,842   1,654,701
Bad debts                                        -            -     289,764
Gain on disposition of properties      (2,933,677)            - (2,969,662)
Changes in assets and liabilities:
Patient accounts receivable                 64,454    (102,550)   1,145,545
Prepaid expenses and other                  30,050       78,121     233,057
Other assets                                73,621      264,761       5,570
Trade accounts payable and
accrued liabilities                      (265,971)       30,450   (828,425)

Cash provided by (used in)
operating activities                     (175,034)      385,986   1,584,262

Investing activities
Payment for purchases of
property and equipment                    (34,476)    (216,067)   (399,000)
Proceeds from sale of properties         8,798,574            -  16,056,985

Cash provided by (used in) investing
activities                               8,764,098    (216,067)  15,657,985

Financing activities
Principal payments  on long-term
debt obligations                       (7,885,442)    (121,249)(11,444,223)
Distributions to limited partners        (750,000)    (600,000) (6,300,000)

Cash used in financing activities      (8,635,442)    (721,249)(17,744,223)
Net decrease in cash and cash
equivalents,                              (46,378)    (551,330)   (501,976)

Cash and cash equivalents,
beginning of year                          776,254    1,327,584   1,829,560

Cash and cash equivalents,
end of year                               $729,876     $776,254  $1,327,584


See accompanying summary of significant accounting policies and notes to financial statements.















                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                  Summary of Significant Accounting Policies


Organization

Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation, income producing, health care related real properties. The occupancy rate, in the aggregate, for the Partnership's properties was 80% for the year ended December 31, 1995.
The General Partners of the Partnership are WelCare Service Corporation-VI, a Georgia corporation ("WSC-VI"), Consolidated Resources VI, Inc. serving as the Corporate General Partner, a Georgia corporation and a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"), and Consolidated Associates VI, a Georgia general partnership (collectively the "General Partners"). WSC-VI and WCRCA are wholly-owned subsidiaries of WelCare Acquisition Corp., which is a wholly-owned subsidiary of WelCare International, Inc., ("WelCare"). WelCare, a privately-owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare Acquisition Corp., acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 7, 1992, WSC-VI was added as the managing general partner.

A majority-in-interest of the Partnership's limited partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate the facilities and plans to sell the properties to prospective purchasers.











At December 31, 1995 and 1994, the Partnership has held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheets.

The financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

























































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                  Summary of Significant Accounting Policies



Property Held for Sale

Property held for sale at December 31, 1995, consists of two nursing home facilities owned by the Partnership and carried at the lower of cost or net realizable value less estimated cost to dispose. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997. Accordingly, all facilities of the Partnership have been classified as property held for sale as of December 31, 1995. As discussed in Note 6, two retirement centers were sold in January 1995.

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.

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

Income Taxes

No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

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

Net losses resulting from a sale or refinancing shall be allocated 99% to the









Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:

(1) First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

       (a)  zero; or






















































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                  Summary of Significant Accounting Policies



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

Reclassifications

Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

Statements of Cash Flows

For purposes of this statement, cash equivalents include bank repurchase agreements, commercial paper, and certificates of deposits with original maturities of three months or less.










Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
























































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                         Notes to Financial Statements


1. Transactions With Former Affiliates

The Partnership had mortgages secured by owned facilities payable to Southmark, totalling $7,885,442 at December 31, 1994. These obligations were retired in 1995 in conjunction with the sale of two facilities (see Note 6).

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner), totalled $115,211, including accrued interest, at December 31, 1995 and 1994, and are included in the other liabilities in the accompanying balance sheets. In July 1991 Southmark filed suit demanding payment of the alleged advances. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (See Note 7).

2. Management Fees

During 1991, an affiliate of the Corporate General Partner assumed management responsibility for all of its nursing homes and received a fee of 5% of gross revenues. During 1992, the affiliate assumed the accounting function of the homes and received an additional fee of 1% of gross revenues.

This affiliate of the Corporate General Partner earned management and oversight fees from the Partnership of $352,576, $336,518 and $559,747 during 1995, 1994 and 1993, respectively. Included in Partnership administration costs are reimbursable costs incurred in connection with the administration of Partnership activities of $131,292, $170,501 and $199,565 during 1995, 1994 and 1993, respectively.

The two retirement centers, prior to their sale in January 1995, were managed by a company that is unaffiliated with WelCare, for a fee of 5% of gross revenues.


3. Mortgage Debt Obligations
At December 31, 1995, the partnership was not obligated under any long-term debt.
At December 31, 1994, the partnership was obligated under mortgage notes collateralized by property and equipment totalling $7,885,442. As discussed in Note 6, these debt obligations were satisfied in connection with the sales of two facilities on January 31, 1995. During 1994, the Partnership paid $288,392 in loan extension fees to the lender relating to these debts.

The Partnership paid interest of $69,603, $1,070,661 and $2,024,945 in 1995, 1994 and 1993, respectively.












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

Distributions of cash from sales and refinancing are made in the following order:

(a) first to the Limited Partners in an amount equal to their invested capital; then,



















































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                         Notes to Financial Statements


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

The Partnership distributed to the Limited Partners $750,000, $600,000 and $6,300,000 during 1995, 1994 and 1993, respectively. There have been no distributions to the General Partners.

5.  Loss From Write-Down of Properties
Prior to 1992, the Partnership recorded write downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner. These write-downs were as follows as of December 31, 1995.

                                                   1995           1994

Highland Cove Retirement Center               $         -     $4,005,190
Paradise Cove Retirement Center                         -      1,479,197
Grandview Manor Nursing Home                    1,001,839      1,001,839
Heritage Manor of Westwood                        312,463        312,463

                                               $1,314,302     $6,798,689

Property held for sale at December 31, 1995, consisted of the Partnership s two nursing home facilities. At December 31, 1994, Property held for sale included the Partnership s two nursing home facilities and two retirement centers. The two retirement centers were sold on January 31, 1995, as discussed more fully in Note 6. The facilities comprising Property Held for Sale at December 31, 1995 were as follows:

                                                                Net Book
                                                                 Value

Grandview Manor Nursing Home                                 $  627,434
Heritage Manor of Westwood                                    1,920,650

                                                             $2,548,084

6. Property Dispositions

On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ( Paradise Cove ), located in Nevada and Highland Cove Retirement Center ( Highland Cove ), located in Utah, to Life Care Centers of America, Inc., an unaffiliated company that has managed the two retirement centers since March 1991. These centers were included in Property held for sale at December 31, 1994. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor. During 1995, the Partnership recognized a gain on the sales of $2,933,677.























































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                         Notes to Financial Statements


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

7. Southmark Litigation
In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August 1991, the Partnership was served notice that Southmark filed suit against the Partnership, the Corporate General Partner, and partnerships and corporations which are unaffiliated with the Partnership or the Corporate General Partner. In this suit, Southmark was seeking $126,361 alleging a fraudulent, preferential or post-petition transfer. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate.

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

8. Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and other third-party programs under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid programs accounted for approximately 78%, 79% and 70% of operating revenue during 1995, 1994 and 1993, respectively.

Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:
                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                         Notes to Financial Statements



                                                       1995        1994

Illinois                                            $287,553    $542,225
Louisisana                                           308,141     197,388
Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Amounts due from Medicaid programs are generally paid on an interim and final basis, depending on the state, primarily within 30 to 60 days from date of billing.

9. Concentration of Credit Risk
At December 31, 1995, the Partnership had cash invested in commercial paper totalling $650,000 and cash on deposit with a bank which exceeded Federal Deposit Insurance Corporation limits by $208,000.

10. Supplemental Disclosures of Cash Flow Information

As discussed in Note 6, the Partnership sold two facilities on January 31, 1995. Gains on these sales, which equaled $2,933,677, are included in gain on disposition of properties in the accompanying statement of cash flows.




















































                                   Schedules






































                  Consolidated Resources Health Care Fund VI
                            (limited partnerships)

                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1994 and 1993

                                        Additions
                           Balance at  charged to
                          beginning of  costs and
                              year      expenses  Deductions(1) end of year
1995
Allowance for
doubtful
accounts                    $      -    $ 25,251    $ 25,251     $     -

1994
Allowance for
doubtful
accounts                    $222,373    $ 96,858    $319,231     $     -

1993
Allowance for
doubtful
accounts                    $222,938    $289,764    $290,329    $222,373


Represents direct write-offs of receivables.




































ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1995, the General Partners of the Partnership were WelCare Service Corporation-VI, Consolidated Resources VI, Inc., and Consolidated Associates VI. The executive officers and director of WelCare Service Corporation-VI and Consolidated Resources VI, Inc., who control the affairs of the Partnership, are as follows:

Name and Position     Age  Other Principal Occupations and Other
                           Directorships During the Past 5 Years

J. Stephen Eaton      45    Mr. Eaton has been President and Director of
President and         45    WelCare International, Inc. since its formation in
Director                    February 1989.  WelCare International, Inc., an
                            affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Since 1988, Mr. Eaton has served as a Director and is currently Chairman of St. Joseph's
                            Mercy Care Corporation, a non-profit corporation.

Kent C. Fosha, Sr.    54    Mr. Fosha has been Executive Vice President of
Executive Vice              WelCare International, Inc. since 1990.  WelCare
President                   International, Inc., an affiliate of the General
Operations                  Partners, is engaged in the operation,
                            acquisition, property management and oversight management of long-term care facilities. Mr.
                            Fosha is a licensed nursing home administrator in the state of Georgia.

Alan C. Dahl          35    Mr. Dahl has been Executive Vice President of
Executive Vice              WelCare International, Inc. since February 1991.
President                   WelCare International, Inc., an affiliate of the
                            General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Mr. Dahl is a certified public accountant.

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

    The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 4).

(C)                   Change in control.

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners in accordance with the Partnership Agreement may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1994.

Oversight and management fees                              $352,576
Administration of Partnership activities (1)                131,292

(1) For reimbursement of expenses incurred by the General Partners in performing certain administrative functions including investor relations and accounting. See Note 2 to the accompanying financial statements appearing in Item 8.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements Included in Part II, Item 8:

          Report of Independent Certified Public Accountants

          Balance Sheets
            as of December 31, 1995 and 1994

          Statements of Operations
            for the Years Ended December 31, 1995, 1994 and 1993

          Statements of Partners' Equity (Deficit)










            for the Years Ended December 31, 1995, 1994 and 1993

          Statements of Cash Flows
            for the Years Ended December 31, 1995, 1994 and 1993

          Summary of Significant Accounting Policies

          Notes to Financial Statements
























































     (2)  Schedules Included in Part II, Item 8:

          Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993

    (3)               Exhibits:

The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

   Exhibit Number
(as per Exhibit Table)                       Document Description

     2.1                Liquidation Proposal incorporated by reference to the

                        Proxy Statement filed on September 28, 1994 file
                        0-15694.

     3.1                Amended and Restated Agreement of Limited Partnership

                        Consolidated Resources Health Care Fund VI incorporat

                        by reference to Exhibit A to the Registration Stateme

                        on Form S-1, File No. 33-425

     3.2                Amendment to Amended and Restated Agreement of Limite

                        Partnership of Consolidated Resources Health Care Fun

                        VI, incorporated by reference to the Proxy Statement filed on November 19, 1991, File No. 0-15694.


     10.1 Management Agreement dated as of January 1, 1992 by Consolidated Resources Health Care Fund VI and Welcar

                        International Management Corporation, incorporated by

                        reference to Form 10-Q for the quarter ended March 1,

                        1992.

(b)    Reports on Form 8-K:

    (1)   None


















                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                                    (Registrant)

                                    By:   WELCARE CONSOLIDATED RESOURCES
                                    CORPORATION OF AMERICA
                                    Corporate General Partner

                                    By:/S/ J. Stephen Eaton
Date                                J. Stephen Eaton,
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


                                    By:/S/ J. Stephen Eaton
Date                                      J. Stephen Eaton,
                                    Sole Director and Principal
                                    Executive Officer of the
                                    Corporate General Partner

                                    By:/S/ Alan C. Dahl
Date                                      Alan C. Dahl
                                    Chief Financial Officer
                                    of the Corporate
                                    General Partner