Form 10-Q
period 1996-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1996-05-16
CIK 777953

UNITED STATES
                	SECURITIES AND EXCHANGE COMMISSION
	                       WASHINGTON, D.C. 20549

                              	FORM 10-Q



(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996
	OR
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

PART I. - FINANCIAL INFORMATION
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
BALANCE SHEETS
(Unaudited)

                                              March 31,     December 31,
                                                1996            1995
ASSETS
Current assets:
  Cash and cash equivalents                  $    963,889  $    729,876
  Accounts receivable                             611,793       846,399
  Prepaid insurance                                64,104         2,469
  Other current assets                                  -         1,633
  Property held for sale (Notes 4 and 5)        2,503,451     2,548,084
    Total current assets                        4,143,236     4,128,461

                                             $  4,143,236  $  4,128,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                          193,876       133,002
  Accrued compensation                            119,086       150,396
  Accrued interest                                      -             -
  Provider taxes payable                           56,752        19,279
  Other liabilities                               286,234       240,684
    Total liabilities                             655,948       543,361


Partners' equity (deficit):
  Limited partners                              3,867,401     3,961,300
  General partners                               (380,112)     (376,200)
    Total partners' equity                      3,487,289     3,585,100
                                             $  4,143,237  $  4,128,461




See accompanying notes to financial statements.




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF OPERATIONS
(Unaudited)


                                     Three months ended
                                          March 31
                                        1996        1995
Revenues:
  Operating revenues                 $1,422,168  $1,643,070
  Interest income                         8,095      15,871
    Total revenues                    1,430,262   1,658,941

Expenses:
  Operating expenses                  1,412,605   1,615,285
  Interest                                    -      69,604
  Depreciation and amortization          68,566     111,699
  Partnership administration
    costs                                46,903      44,127
    Total expenses                    1,528,074   1,840,715


    Operating loss                      (97,811)   (181,774)

    Gain on sales of
        properties (Note 4)                   -   2,933,678


Net income(loss)                     $  (97,811) $2,751,904

Net income(loss) per L.P. unit       $    (3.20) $    90.14

L.P. units outstanding                   29,308      29,308


See accompanying notes to financial statements.           3


CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
(Unaudited)


                                               Three months ended March 31,
                                                    1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $ 1,656,774  $ 1,764,680
  Cash paid to suppliers and employees          (1,318,579)  (1,764,234)
  Interest received                                  8,095       15,871
  Interest paid                                          -      (97,240)
  Property taxes paid                              (88,344)     (22,632)
Cash provided by (used in) operating activities    257,946     (103,555)


Investing Activities:
  Payment for purchases of property
     and equipment                                 (23,933)     (55,867)
  Proceeds from sales of properties                      -    8,858,536
Cash provided by (used in) investing activities    (23,933)   8,802,669

Financing Activities:
  Principal payments on long-term debt                   -   (7,885,442)
  Distributions to limited partners                      -     (750,000)
Cash used in financing activities                        -   (8,635,442)

Net decrease in cash and cash equivalents          234,013       63,672

Cash and cash equivalents, beginning of period     729,876      776,254

Cash and cash equivalents, end of period       $   963,889  $   839,826



           See accompanying notes to financial statements.




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine months ended September 30,
                                                    1995         1994
Reconciliation of Net Income (Loss) to Cash
Provided by (Used in) Operating Activities:

  Net income (loss)                            $   (97,811) $ 2,751,904
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
      Depreciation and amortization                 68,566      111,699
      Gain on sales                                      -   (2,933,678)
      Changes in assets and liabilties:
        Accounts receivable                        234,606      121,610
        Prepaid expenses and other                 (61,635)      30,886
        Other assets                                 1,633       48,059
        Trade accounts payable and
           accrued liabilities                     112,587     (234,035)
Cash provided by (used in) operating activities$   257,946  $  (103,555)





           See accompanying notes to financial statements.




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
(Unaudited)

                                                               Total
                                                              Partners'
                                     General     Limited       Equity

Balance, at December 31, 1994   $   (389,705) $  2,186,922  $  1,797,217

Distributions                              -      (750,000)     (750,000)

Net income                            22,066     2,729,838     2,751,904

Balance, at March 31, 1995      $   (367,639) $  4,166,760  $  3,799,121


Balance, at December 31, 1995   $   (376,200) $  3,961,300  $  3,585,100


Net loss                              (3,912)      (93,899)      (97,811)

Balance, at March 31, 1996      $   (380,112) $  3,867,401  $  3,487,289






See accompanying notes to financial statements.




CONSOLIDATED RESOURCES HEALTH CARE FUND VI

NOTES TO FINANCIAL STATEMENTS

March 31, 1996



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-VI (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia 30328.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                               Three Months Ended
                                                    March 31,
                                                1996       1995
Charged to costs and expenses:
  Property management and oversight           $58,982     $57,066
    management fees
  Financial accounting, data processing,
    tax reporting, legal and compliance,
    investor relations and supervision
    of outside services                        $46,903    $44,127




NOTE 4.

On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") to Life Care Centers of America, Inc., an unaffiliated company that has managed the two retirement centers since March 1991. These centers were included in Property held for sale at December 31, 1995. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor.
The Partnership recognized a gain on the sales of $2,933,678.

NOTE 5.

Property held for sale at March 31, 1996 and December 31, 1995, consisted of the Partnership's two nursing home facilities.

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

The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at March 31, 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenues showed a decrease of $220,902 for the quarter ended March 31, 1996, as compared to the third quarter of the prior year. The Partnership sold its two retirement centers Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") on January 31, 1995. Operating Revenues generated by the sold centers were $304,111 in the first quarter of 1995. The reduction in revenues from the sales was partially offset by increased reimbursement rates at the Partnership's two remaining facilities.

Expenses:

Operating expenses showed a decrease of $202,680 for the quarter ended March 31, 1996, as compared to the third quarter of the prior year. As discussed above, the Partnership sold its two retirement centers during the first quarter of 1995. Operating expenses incurred by the sold centers were $228,656 in the first quarter of 1995. The increase in expenses was due primarily to the increased Medicare patient days which resulted in higher staffing costs and increased therapy costs at Westwood.

Liquidity and Capital Resources:

At March 31, 1996, the Partnership held cash and cash equivalents of $963,889 an decrease of $234,013 from the amount held at December 31, 1995. Cash is being held in reserve for working capital and operating contingencies.

As discussed in Note 4, the Partnership sold its two retirement centers on January 31, 1995. The proceeds from the sales were used to satisfy all of the Partnership's mortgage debt obligations which would have matured February 1, 1995. As a result, the Partnership's two remaining nursing facilities are owned free and clear of all debt. The sale also provided cash to the Partnership of approximately $800,000, of which $750,000 was distributed to the Limited Partners on February 10, 1995.

As of March 31, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

Based on the Partnership's present cash balance and the expectation of break-even or positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements during the next twelve months. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.

PART II - OTHER INFORMATION

ITEM 6.  	Exhibits and Reports on Form 8-K

(a)		Exhibits

				None

(b)		Reports on Form 8-K.

				None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	CONSOLIDATED RESOURCES HEALTH CARE FUND VI

	 By:    WELCARE SERVICE CORPORATION - VI
		 Managing General Partner



Date:May 15, 1996     	 By:  /s/ J. Stephen Eaton
    	                            J. Stephen Eaton,
	                                President




Date:May 15, 1996    	 By:  /s/ Alan C. Dahl
    		                          Alan C. Dahl,
		                              Vice President and Principal
		                              Financial Officer