Form 10-Q
period 1996-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1996-08-19
CIK 777953

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended        June 30, 1996
	OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from             to
	Commission file number   0-15694



			CONSOLIDATED RESOURCES HEALTH CARE FUND VI
	(Exact name of registrant as specified in its charter)



		       Georgia                 58-1677247
		(State or other jurisdiction            (I.R.S. Employer
		of incorporation or organization)       (identification No.)



 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346

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

						June 30,   December 31,
					     1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $    893,957  $    729,876
  Accounts receivable                             655,180       846,399
  Prepaid insurance                                64,104         2,469
  Other current assets                                  -         1,633
  Property held for sale (Note  5)              2,462,161     2,548,084
    Total current assets                        4,075,402     4,128,461

					     $  4,075,402  $  4,128,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                          269,424       133,002
  Accrued compensation                            147,865       150,396
  Provider taxes payable                           17,456        19,279
  Other liabilities                               288,593       240,684
    Total liabilities                             723,338       543,361


Partners' equity (deficit):
  Limited partners                              3,737,585     3,961,300
  General partners                               (385,521)     (376,200)
    Total partners' equity                      3,352,064     3,585,100
					     $  4,075,402  $  4,128,461



















See accompanying notes to financial statements.                       2





CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF OPERATIONS
     (Unaudited)


			    Three months ended      Six months ended
			    June 30,                June 30,
			    1996        1995        1996        1995
Revenues:
  Operating revenues        $1,371,712  $1,254,275  $2,793,880  $2,897,345
  Interest income                7,466      12,804      15,561      28,675
    Total revenues           1,379,178   1,267,079   2,809,441   2,926,020

Expenses:
  Operating expenses         1,423,993   1,359,427   2,836,598   2,974,712
  Interest                           -           -           -      69,604
  Depreciation and
  amortization                  68,566      71,150     137,132     182,849
  Partnership administration
    costs                       21,844      22,264      68,747      66,391
    Total expenses           1,514,403   1,452,841   3,042,477   3,293,556


    Operating loss            (135,225)   (185,762)   (233,036)   (367,536)

    Gain on sales of
	properties (Note 4)          -           -           -   2,933,678


Net income(loss)            $ (135,225) $ (185,762) $ (233,036) $2,566,142

Net income(loss)
per L.P. unit               $    (4.43) $    (6.08) $    (7.63) $    87.56

L.P. units outstanding          29,308      29,308      29,308      29,308






















See accompanying notes to financial state        3



CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
				(Unaudited)

							    Total
							    Partners'
				  General     Limited       Equity

Balance, at December 31, 1994   $   (389,705) $  2,186,922  $  1,797,217

Distributions                              -      (750,000)     (750,000)

Net income                            14,635     2,551,507     2,566,142

Balance, at June 30, 1995       $   (375,070) $  3,988,429  $  3,613,359


Balance, at December 31, 1995   $   (376,200) $  3,961,300  $  3,585,100


Net loss                              (9,321)     (223,715)     (233,036)

Balance, at June 30, 1996       $   (385,521) $  3,737,585  $  3,352,064
































See accompanying notes to financial statements.                        4




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
			     (Unaudited)


					       Six months ended June 30,
					       1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $ 2,985,100  $ 3,052,889
  Cash paid to suppliers and employees          (2,785,325)  (3,134,509)
  Interest received                                 15,561       28,675
  Interest paid                                          -      (97,240)
  Property taxes paid                                  (46)     (55,487)
Cash provided by (used in) operating activities    215,290     (205,672)


Investing Activities:
  Payment for purchases of property
     and equipment                                 (51,209)     (61,855)
  Proceeds from sales of properties                      -    8,858,536
Cash provided by (used in) investing activities    (51,209)   8,796,681

Financing Activities:
  Principal payments on long-term debt                   -   (7,885,442)
  Distributions to limited partners                      -     (750,000)
Cash used in financing activities                        -   (8,635,442)

Net increase (decrease) in cash
and cash equivalents                               164,081      (44,433)

Cash and cash equivalents, beginning of period     729,876      776,254

Cash and cash equivalents, end of period       $   893,957  $   731,821
























	   See accompanying notes to financial statements.            5




CONSOLIDATED RESOURCES HEALTH CARE FUND VI
STATEMENTS OF CASH FLOWS
			     (Unaudited)

					       Six months ended June 30,
						      1996         1995
Reconciliation of Net Income (Loss) to Cash
Provided by (Used in) Operating Activities:

  Net income (loss)                            $  (233,036) $ 2,566,142
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
      Depreciation and amortization                137,132      182,849
      Gain on sales                                      -   (2,933,678)
      Changes in assets and liabilties:
	Accounts receivable                        191,219      155,544
	Prepaid expenses and other                 (61,635)      30,206
	Other assets                                 1,633       48,739
	Trade accounts payable and
	   accrued liabilities                     179,977     (255,475)
Cash provided by (used in) operating activities$   215,290  $  (205,672)
































	   See accompanying notes to financial statements.            6


CONSOLIDATED RESOURCES HEALTH CARE FUND VI

NOTES TO FINANCIAL STATEMENTS

	June 30, 1996



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-VI (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


						Six Months Ended
						     June 30,
						  1996       1995
Charged to costs and expenses:
  Property management and oversight
	  management fees                        $167,633   $171,708
  Financial accounting, data processing,
    tax reporting, legal and compliance,
    investor relations and supervision
    of outside services                          $66,186    $66,391




NOTE 4.

On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove") and Highland Cove Retirement Center ("Highland Cove") to Life Care Centers of America, Inc., an unaffiliated company that has managed the two retirement centers since March 1991. These centers were included in Property held for sale at December 31, 1995. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor.
The Partnership recognized a gain on the sales of $2,933,678 in the first quarter of 1995.

NOTE 5.

Property held for sale at June 30, 1996 and December 31, 1995, consisted of the Partnership's two nursing home facilities:
Grandview Manor Nursing Home
Heritage Manor of Westwood

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

The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at June 30, 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenues showed a increase of $117,437 for the quarter ended June 30, 1996, as compared to the second quarter of the prior year. This increase is due to increased reimbursement rates at the Partnership's two remaining facilities. The increase is also due to an increase in patient days in the HIV unit at Heritage Manor of Westwood. Daily rates for this unit are substantially higher than amounts charged to the facility's other residents.

Expenses:

Operating expenses showed a increase of $64,566 for the quarter ended June 30, 1996, as compared to the second quarter of the prior year. The increase in expenses is due to the increased patient days in the HIV unit at Heritage Manor of Westwood as compared to the same period in the prior year. The HIV unit requires higher staffing hours than normal skilled and intermediate services. The increase is also due to inflationary increases at both facilities.

Liquidity and Capital Resources:

At June 30, 1996, the Partnership held cash and cash equivalents of $893,957 an increase of $164,081 from the amount held at December 31, 1995. Cash is being held in reserve for working capital and operating contingencies.

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

As of June 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

Based on the Partnership's present cash balance and the expectation of positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements during the next twelve months. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.


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

	CONSOLIDATED RESOURCES HEALTH CARE FUND VI

	 By:    WELCARE SERVICE CORPORATION - VI
		 Managing General Partner



Date: August 19, 1996            By:  /s/ J. Stephen Eaton
				      J. Stephen Eaton,
				      President




Date: August 19, 1996            By:  /s/ Alan C. Dahl
				      Alan C. Dahl,
				      Vice President and Principal
				      Financial Officer