Form 10-Q
period 1996-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1996-11-14
CIK 777953

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				   FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended        September 30, 1996

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





			  THERE ARE NO EXHIBITS
			   PAGE ONE OF 11 PAGES.



		     PART I. - FINANCIAL INFORMATION
	       CONSOLIDATED RESOURCES HEALTH CARE FUND VI
			     BALANCE SHEETS
			      (Unaudited)

					      September 30,  December 31,
						  1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $    917,943  $    729,876
  Accounts receivable                             540,498       846,399
  Prepaid insurance                                60,465         2,469
  Other current assets                                  -         1,633
  Property held for sale (Note  5)              2,403,155     2,548,084
    Total current assets                        3,922,061     4,128,461

					     $  3,922,061  $  4,128,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                          305,352       133,002
  Accrued compensation                             96,329       150,396
  Provider taxes payable                           18,736        19,279
  Other liabilities                               252,311       240,684
    Total liabilities                             672,728       543,361


Partners' equity (deficit):
  Limited partners                              3,638,964     3,961,300
  General partners                               (389,631)     (376,200)
    Total partners' equity                      3,249,333     3,585,100
					     $  3,922,061  $  4,128,461




See accompanying notes to financial statements.



		  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
			  STATEMENTS OF OPERATIONS
				(Unaudited)


			      Three months ended      Nine months ended
				 September 30,          September 30,
			       1996        1995        1996       1995
Revenues:
  Operating revenues        $1,397,669  $1,514,186  $4,191,549 $4,411,531
  Interest income                8,569       4,033      24,129     30,067
    Total revenues           1,406,238   1,518,219   4,215,678  4,441,598

Expenses:
  Operating expenses         1,407,639   1,444,935   4,244,235  4,362,932
  Interest                           -           -           -     69,604
  Depreciation and amortization 68,566 66,385 205,697 249,234 Partnership administration
    costs                       32,766       1,949     101,513    125,055
    Total expenses           1,508,971   1,513,269   4,551,445  4,806,825


    Operating income (loss)   (102,733)      4,950    (335,767)  (365,227)

    Gain on sale of
	properties (Note 4)          -           -           -  2,933,678


Net income(loss)            $ (102,733) $    4,950  $ (335,767) $2,568,451

   Operating income(loss) per
     L.P. unit                   (3.37)       0.16      (11.00)    (11.96)

   Gain on sale of properties
     per L.P. unit                   -           -           -      99.10

Net income(loss) per L.P. unit $ (3.37) $     0.16  $   (11.00)$    87.13

L.P. units outstanding          29,308      29,308      29,308     29,308

See accompanying notes to financial statements.

		  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
			   STATEMENTS OF CASH FLOWS
				 (Unaudited)


					     Nine months ended September
						  1996         1995

Operating Activities:
  Cash received from residents
     and government agencies                   $ 4,497,451  $ 4,657,090
  Cash paid to suppliers and employees          (4,205,396)  (4,454,048)
  Interest received                                 24,129       30,067
  Interest paid                                          -      (97,240)
  Property taxes paid                              (67,349)     (88,344)
Cash provided by operating activities              248,835       47,525


Investing Activities:
  Payment for purchases of property
     and equipment                                 (60,768)     (79,492)
  Proceeds from sales of properties                      -    8,858,536
Cash provided by (used in) investing activities    (60,768)   8,779,044

Financing Activities:
  Principal payments on long-term debt                   -   (7,885,442)
  Distributions to limited partners                      -     (750,000)
Cash used in financing activities                        -   (8,635,442)

Net increase in cash and cash equivalents          188,067      191,127

Cash and cash equivalents, beginning of period     729,876      776,254

Cash and cash equivalents, end of period       $   917,943  $   967,381





	   See accompanying notes to financial statements.




		  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
			   STATEMENTS OF CASH FLOWS
				 (Unaudited)

					       Nine months ended September
						    1996         1995
Reconciliation of Net Income (Loss) to Cash
Provided by Operating Activities:

  Net income (loss)                            $  (335,767) $ 2,568,451
  Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
      Depreciation and amortization                205,697      249,234
      Gain on sales                                      -   (2,933,678)
      Changes in assets and liabilties:
	Accounts receivable                        305,901      245,559
	Prepaid expenses and other                 (57,996)      30,048
	Other assets                                 1,633       48,739
	Trade accounts payable and
	   accrued liabilities                     129,367     (160,828)
Cash provided by operating activities          $   248,835  $    47,525



	   See accompanying notes to financial statements.

		    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
		     STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
				  (Unaudited)

								Total
								Partners'
				      General     Limited       Equity

Balance, at December 31, 1994   $   (389,705) $  2,186,922  $  1,797,217

Distribution                               -      (750,000)     (750,000)

Net income                            14,728     2,553,723     2,568,451

Balance, at September 30, 1995  $   (374,977) $  3,990,645  $  3,615,668


Balance, at December 31, 1995   $   (376,200) $  3,961,300  $  3,585,100


Net loss                             (13,431)     (322,336)     (335,767)

Balance, at September 30, 1996  $   (389,631) $  3,638,964  $  3,249,333




See accompanying notes to financial statements.



	      CONSOLIDATED RESOURCES HEALTH CARE FUND VI

		     NOTES TO FINANCIAL STATEMENTS

			  September 30, 1996



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


						  Nine Months Ended
						     September 30,
						  1996           1995
Charged to costs and expenses:
Property management and oversight
management fees                                 $251,492        $262,558
Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services                             $101,513        $109,822





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

NOTE 5.

Property held for sale at September 30, 1996 and December 31,
1995, consisted of the Partnership's two nursing home facilities.


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

The Partnership will continue to operate its remaining facilities and plans to sell them to prospective purchasers. Accordingly, at September 30, 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenues showed a decrease of $116,517 for the quarter ended september 30, 1996, as compared to the third quarter of the prior year. The decrease was due primarily to a decline patient census as compared to the same period in the prior year at Westwood. This decrease was partially offset by an increase in private, Medicaid and Medicare rates charged in both facilities.

Expenses:

Operating expenses showed a decrease of $37,296 for the quarter ended September 30, 1996, as compared to the third quarter of the prior year. The decrease in expenses was due primarily to reduced staffing levels to accommodate the decline in census at Westwood. The decrease was partially offset by general inflationary increases in staffing and other operational costs at both facilities.

Liquidity and Capital Resources:

At September 30, 1996, the Partnership held cash and cash equivalents of $917,943 an increase of $188,067 from the amount held at December 31, 1995. Cash is being held in reserve for working capital and operating contingencies.

As discussed in Item 1, Note 4, the Partnership sold its two retirement centers on January 31, 1995. The proceeds from the sales were used to satisfy all of the Partnership's mortgage debt obligations which would have matured February 1, 1995. As a result, the Partnership's two remaining nursing facilities are owned free and clear of all debt. The sale also provided cash to the Partnership of approximately $800,000, of which $750,000 was distributed to the Limited Partners on February 10, 1995.

As of September 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

	CONSOLIDATED RESOURCES HEALTH CARE FUND VI

	 By:    WELCARE SERVICE CORPORATION - VI
		 Managing General Partner



Date: November 12, 1996          By:  /s/ J. Stephen Eaton
					  J. Stephen Eaton,
					  President




Date: November 12, 1996          By:  /s/ Alan C. Dahl
					  Alan C. Dahl,
					  Vice President and Principal
					  Financial Officer