Form 10-K405
period 1996-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1997-04-21
CIK 777953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to
                     Commission file number 0-15694

                CONSOLIDATED RESOURCES HEALTH CARE FUND VI
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Georgia                               58-1677247
------------------------------------------------------------------------------
      (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)              identification No.)


         400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia
                                   30346
----------------------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)


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

Documents Incorporated by Reference:  See Page 25.

                             SEE INDEX TO EXHIBITS ON PAGE 26.
                              PAGE ONE OF 27 PAGES.

PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1996, the Partnership had three general partners (the "General Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the Corporate General Partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as Managing General Partner ("WSC-VI" or the "Managing General Partner"). At December 31, 1996, WSC-VI was a wholly-owned subsidiary of Centennial Acquisition Corp., ("CAC") which is in turn a wholly-owned subsidiary of Centennial Healthcare Corporation ("Centennial"). CR-VI, a Georgia corporation, is a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"). At December 31, 1996, WCRCA, a Nevada corporation, was a wholly-owned subsidiary of Centennial Acquisition Corporation. Prior to December 1996, CAC and Centennial were known as WelCare Acquisitions Corp. and WelCare International, Inc., respectively. Consolidated Associates VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial, who is also a general partner of Consolidated Associates VI.

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

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related and geriatric real properties for the benefit of its Limited Partners. On January 1, 1995, the Partnership owned four facilities (See Item 8, Note 6). Effective January 31, 1995, the Partnership sold two facilities located in Nevada and Utah (See Item 8, Note 6). On December 31, 1996 and 1995, the Partnership owned and operated two skilled nursing facilities.

Current Developments

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership. The Managing General Partner anticipates that the Partnership's two remaining facilities will be sold during 1997.

Operation of Nursing Home Facilities

On January 1, 1991, National Heritage, Inc. ("NHI") managed all of the Partnership's nursing homes and a NHI subsidiary managed the Partnership's two retirement centers. NHI, a New York Stock Exchange listed company, was affiliated with the Partnership prior to Centennial's subsidiary's acquisition of the Corporate General Partner on November 20, 1990. During the fourth quarter of 1991, the Partnership notified NHI that their management contracts were terminated effective on January 1, 1992, for Grandview Manor, and April 1, 1992, for the other nine nursing homes then owned by the Partnership. Commencing on these dates, these facilities were managed by an affiliate of the General Partners. Effective March 1, 1991, the management of the two retirement centers changed to American Lifestyles, Inc. ("ALI"), a division of Life Care Centers of America, Inc. ALI is not an affiliate of the Partnership.

As a result of efforts made by the Corporate General Partner, in 1991, the Partnership made two quarterly distributions of $200,000 each and a special distribution of $499,994, the first distributions since 1988. During 1992, the Partnership increased the quarterly distributions and made distributions totalling $850,000. During 1993, the Managing General Partner caused the Partnership to distribute a total of $6,300,000, $1,800,000 from operations and $4,500,000 following the sale of certain of the Partnership's facilities. During 1995, distributions of $750,000 were made to the Limited Partners. Due to the efforts of the General Partners since CAC acquired control of the Corporate General Partner, the Partnership has continued to generate positive cash flow and provide distributions to the Limited Partners.

As of December 31, 1996, the Partnership employed approximately 196 persons, including administrative, nursing, dietary, social services and maintenance personnel.

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

In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state health care regulatory agencies must be obtained, and a Certificate of Need ("CON") or authorization issued, before new long-term care beds can be constructed. This tends to stabilize competition, however, some states have already or are considering repeal of CON programs.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities at December 31, 1996:


                         Average Daily Census for            Revenues for
                                Year Ended                    Year Ended
                            December 31, 1996                December 31,
                                                                 1996
                    ----------------------------------  ----------------------

Medicaid               149                   77.0%           75.5%
Private Pay             29                   15.1%           14.1%
VA,Medicare and Other   15                    7.9%           10.4%
and Other

                     193                    100.0%          100.0%

Overall                                      74.4%
Occupancy Rate



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

ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings of the projects and the land on which they are located are owned by the Partnership in fee simple.


--------------------------------------------------------------------------------
                          Properties (dollars in 000's)

                                       Net
                 Acquisition         Book               Date
     Property       Cost            Value             Acquired
     --------       ----            -----             --------


Grandview Manor
Nursing Home
Camp Point, IL
118 Licensed
Nursing Home
Beds                $2,741         $   534 (1)        August 1986

Heritage Manor
of Westwood
Shreveport, LA
142 Licensed
Nursing Home
Beds                3,747            1,802 (1)         September 1986
                    -----            -----

                   $6,488           $2,336


These facilities have a total of 260 Beds


(1) A provision was made to write down the facility, to its net realizable value as determined by the Corporate General Partner at the time of the write-downs (See Item 8, Note 4). The amount reflects this write-down.


                       Rental Rates and Occupancy

                                  Years Ended December 31,
                 -----------------------------------------------------------
                      1996          1995          1994          1993       1992

Grandview
Manor
  Nursing Home
  Occupancy Rate     78%           82%           81%           85%          92%
  Rental Rate (PPD) $62           $59           $62           $62          $57

Heritage
Manor of
  Westwood
  Occupancy Rate     72%           79%           81%           79%          82%
  Rental Rate (PPD) $87           $86           $67           $63          $58

Rental rates for nursing homes are presented using Per-Patient-Day Amounts ("PPD") the industry standard for comparison. The PPD amount is the average rental revenue for a day of housing and services.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary litigation routine to the Partnership's Business.

The Partnership and Southmark reached a settlement which was filed with the Bankruptcy Court in January 1994 regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark released all claims against the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET    FOR    THE    REGISTRANT'S    UNITS    OF    LIMITED
PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)   Title of Class                       Number of Record Unit Holders

      Limited Partnership Units           3,241 as of March 28, 1997

(C) Due to improved operations and the sale of facilities following the change of control of the Corporate General Partner, the Partnership reinstituted distributions in 1991. The Partnership distributed $850,000 to the Limited Partners during 1992, $6,300,000 in 1993, $600,000 in 1994, and $750,000 in
1995. There were no distributions to the limited partners during 1996.

      Until 1991, no distributions had been made since 1988. Cumulative distributions paid to the Limited Partners as of December 31, 1996, were $12,196,595. There have been no distributions to the General Partners. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 3 for discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

Statements of                   Years Ended December 31, (dollars in
Operations                       000's, except per unit figures)
                         --------------------------------------------------
                            1996    1995(1)    1994        1993(2)    1992


Operating revenue       $5,591    $5,912     $8,846     $21,969    $25,378
Income (loss) before
  extraordinary gain      (517)     (396)      (750)      2,054        520
Net income (loss)         (517)    2,538       (659)      2,054        520
Net income (loss)       (16.93)    86.13     (21.57)      70.31      17.03
per L.P. unit
Distribution paid         -        25.59      20.47      214.96      29.00
per L.P. Unit


(1) During 1995, the Partnership sold two facilities.
(2) During 1993, the Partnership sold eight facilities.



                                 At December 31, (dollars in 000's)
                         --------------------------------------------------
Balance Sheets             1996     1995(1)     1994(2)    1993(3)      1992


Property held for sale   $2,336    $2,548      $8,697      $-         $-
Property and equip, net   -         -           -           9,238      23,533
Total assets              3,802     4,128      10,492      11,841      28,360
Current maturities of
debt                      -         -           7,885       8,007          66
Long-term debt
obligations,  less
current maturities        -         -           -           -          19,385
Partners' equity          3,068     3,585       1,797       3,056       7,302


(1) During 1995, the Partnership sold two facilities and two facilities remained in property held for sale. (2) During 1994, four facilities were transferred to property held for sale.
(3) During 1993, the Partnership sold eight facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of prospective purchasers for its facilities, and other factors affecting the Partnership's business that may be beyond its control.

Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership. The Partnership will continue to operate the facilities and plans to sell the properties to prospective purchasers during 1997.

At December 31, 1996 amd 1995, the Partnership has held available for sale its two remaining nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheets. On January 31, 1995, the Partnership sold Highland Cove Retirement Center ("Highland Cove") and Paradise Cove Retirement Center ("Paradise Cove") and retired the Partnership's mortgage debt obligations with the proceeds from the sales.

Results of Operations

Revenue:

1996 compared to 1995

Operating revenue decreased $320,671 in 1996. Of this decrease, $304,111 was due to the sales of Highland Cove and Paradise Cove on January 31, 1995. The remaining decrease in revenues resulted from a decrease in patient census at the Partnership's two remaining nursing home facilities which was offset, in part, by increases in reimbursement rates and a favorable shift in payor mix as compared to 1995 both facilities.

1995 compared to 1994:

Operating revenue decreased by 3,063,791 in 1995. This decrease is primarily due to the sale of two facilities. The Partnership sold its two retirement centers Highland Cove and Paradise Cove on January 31, 1995. Operating revenues generated by the sold centers were $304,111 during 1995. During 1994 the two sold facilities generated revenues of $3,739,281. Revenues for 1995 at the Partnerships remaining facilities increased primarily due to increased reimbursement rates and increased Medicare patient days at the Partnership's two remaining nursing facilities.


Expenses:

1996 compared to 1995

Operating expenses decreased by $67,543 in 1996. The Partnership experienced a $247,050 decrease in operating expenses due to the sales of Highland Cove and Paradise Cove on January 31, 1995. The Partnership's two remaining nursing facilities experienced an increase in expenses due primarily inflationary increases and increased therapy volume.

 1995 compared to 1994

Operating expenses decreased by $1,296,541 in 1995. This decrease is primarily due to the sale of the two facilities sold January 31, 1995. Operating expenses incurred by the sold centers were $247,050 during 1995. During 1994 the sold facilities produced operating expenses of approximately $1,977,676. Operating expenses at the partnerships remaining facilities increased primarily due to inflationary increases and an increase in therapy expenses over the prior year.

Liquidity and Capital Resources

At December 31, 1996, the Partnership held cash and cash equivalents of $929,023, an increase of $199,147 from the amount held at December 31, 1995. Cash is being held in reserve for working capital and operating contingencies.

During 1996, proceeds from the sale of two facilities and cash reserves from 1995 were adequate to cover all operating obligations of the Partnership and provide for distributions to the Limited Partners. The Partnership should produce sufficient cash flow from operations in 1997.

As of December 31, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for 1997, other than necessary repairs, maintenance and improvements which will be funded by operations.

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

Based on the Partnership's present cash balance, and the anticipated cash requirements for operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements in 1996. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                             Page
 Number

Report of Independent Certified Public Accountants                    10

Consolidated Financial Statements

   Balance Sheets - December 31, 1996 and 1995                        11

   Statements of Operations
    - Years ended December 31, 1996, 1995 and 1994                    12

   Statements of Partners' Equity (Deficit)
    - Years ended December 31, 1996, 1995 and 1994                    13

   Statements of Cash Flows
    - Years ended December 31, 1996, 1995 and 1994                    14

   Summary of Significant Accounting Policies                      15-17

   Notes to Consolidated Financial Statements                      18-20


The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 of the Registrant is submitted herewith in response to Item 14 (a)(2):

Schedule II - Valuation and Qualifying Accounts                       22


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

Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund VI

We have audited the accompanying balance sheets of Consolidated Resources Health Care Fund VI (a limited partnership) (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The Partnership is operating its properties under a plan approved by its Limited Partners, as described in the Summary of Significant Accounting Policies, to sell or otherwise dispose of its remaining properties by October 18, 1997. The financial statements have been presented on a basis similar to liquidation accounting. Actual events and results of such a liquidation may materially differ from anticipated results as presented in the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Resources Health Care Fund VI (a limited partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                       BDO Seidman, LLP



Atlanta, Georgia
March 28, 1997

December 31,

                                              1996         1995


ASSETS

Current
  Cash and cash equivalents (Note 8)             $ 929,023    $ 729,876
  Patient accounts receivable, net (Note 7)        536,617      846,399
  Other current assets                                 465        4,102
  Property held for sale (Notes 4 and 5)         2,336,234    2,548,084

Total current assets                            $3,802,339   $4,128,461

LIABILITIES AND PARTNERS' EQUITY

Current liabilities
  Trade accounts payable                         $ 437,476    $ 133,002
  Accrued compensation                             168,240      150,396
  Provider taxes payable                            21,558       19,279
  Other liabilities                                106,906      240,684

Total liabilities                                  734,180      543,361

Commitments and contingencies
  (Notes 7 and 8)

Partners' equity (deficit) (Note 3)
  Limited partners                               3,465,037    3,961,300
  General partners                                (396,878)    (376,200)

Total partners' equity                           3,068,159    3,585,100

                                                $3,802,339   $4,128,461



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

                 Consolidated Statements of Operations




Years ended December 31,
                                       1996          1995         1994

Revenues
  Operating revenue                   $5,591,243   $5,911,914    $ 8,846,005
  Interest income                        45,353      41,873        64,847
Total revenues                        5,636,596    5,953,787      8,910,852

Expenses
  Operating expenses                  5,245,987    5,313,530     6,610,071
  Interest (Note 5)                           -      69,603      1,015,504
  Depreciation and amortization         274,263     318,606       773,842
  Management fees substantially
  all to affiliates (Note 2)            340,986     352,576       523,483
  Real estate taxes                     147,100     135,941       229,355
  Partnership administration costs
   substantially all to
   affiliates (Note 2                   145,201     159,325       220,144
  Loan extension fees (Note 5)                -           -       288,392

Total expenses                        6,153,537    6,349,581    9,660,791

Operating loss                         (516,941)   (395,794)     (749,939)

Litigation settlemen income (Note 6)          -           -        91,301


Gain on disposition of
properties (Note 5)                           -    2,933,677            -

Net income (loss)                     $(516,941)   $2,537,883    $(658,638)

Net   income   (loss)   per   L.P.    $(16.93)     $   86.13     $  (21.57)
unit

Distributions    paid   per   L.P.    $       -    $   25.59     $   20.47
unit

L.P. units outstanding                   29,308      29,308        29,308


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

         Consolidated  Statements  of  Partners'  Equity  (Deficit)  Years Ended
              December 31, 1996, 1995 and 1994

                                                                Total
                                                              Partners'
                                     Limited      General      Equity

Balance, at January 1, 1994         $3,419,214   $(363,359)  $3,055,855

   Net loss                           (632,292)    (26,346)    (658,638)

   Distributions (Note 3)             (600,000)           -    (600,000)

Balance, at December 31, 1994        2,186,922    (389,705)   1,797,217

   Net income                        2,524,378      13,505    2,537,883

   Distributions (Note 3)             (750,000)          -     (750,000)

Balance, at December 31, 1995        3,961,300    (376,200)   3,585,100

   Net loss                           (496,263)    (20,678)    (516,941)

Balance, at December 31, 1996       $3,465,037   $(396,878)  $3,068,159


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

                 Consolidated Statements of Cash Flows


Years ended December 31,                        1996        1995            1994
Operating activities
Net income (loss) ..................... $  (516,941) $ 2,537,883  $  (658,638)
 Adjustments  to reconcile
  net income (loss) to cash provided by
 (used in) operating activities:
   Depreciation and amortization ......     274,263      318,606      773,842
   Gain on disposition of properties ..        --     (2,933,677)        --
   Changes in assets and liabilities:
    Patient accounts receivable .......     309,782       64,454     (102,550)
    Other current assets ..............       3,637       30,050       78,121
    Other assets ......................        --         73,621      264,761
    Trade accounts payable and
     accrued liabilities ..............     190,819     (265,971)      30,450

Cash provided by (used in)
  operating  activities ...............     261,560     (175,034)     385,986

Investing activities
   Payment for purchases of property
    and equipment .....................     (62,413)     (34,476)    (216,067)
   Proceeds from sale of properties ...        --      8,798,574         --

Cash provided by (used in)
  investing activities ................     (62,413)   8,764,098     (216,067)

Financing activities
   Principal payments  on long-term
     debt obligations .................        --     (7,885,442)    (121,249)
   Distributions to limited partners ..        --       (750,000)    (600,000)

Cash used in financing activities .....        --     (8,635,442)    (721,249)

Net increase (decrease) in cash and
 cash equivalents .....................     199,147      (46,378)    (551,330)

Cash and cash equivalents,
 beginning of year ....................     729,876      776,254    1,327,584

Cash and cash equivalents,
 end of year .......................... $   929,023  $   729,876  $   776,254


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

               Summary of Significant Accounting Policies




Organization

Consolidated Resources Health Care Fund VI (the "Partnership") was organized on January 2, 1985 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation, income producing, health care related real properties. The Partnership currently operates two nursing homes in Illinois and Louisiana. The occupancy rate, in the aggregate, for the Partnership's properties was 74% for the year ended December 31, 1996.

The General Partners of the Partnership are WelCare Service Corporation-VI as managing general partner, a Georgia corporation ("WSC-VI" or the "Managing General Partner"), Consolidated Resources VI, Inc. serving as the Corporate General Partner, a Georgia corporation and a wholly-owned subsidiary of WelCare Consolidated Resources Corporation of America ("WCRCA"), and Consolidated Associates VI ("CA-VI"), a Georgia general partnership (collectively the "General Partners"). At December 31, 1996, WSC-VI and WCRCA are wholly-owned subsidiaries of Centennial Acquisition Corporation. ("CAC") formerly WelCare Acquisition Corp., which is a wholly-owned subsidiary of Centennial Healthcare Corporation ("Centennial"), formerly WelCare International, Inc. Prior to December 1996, CAC and Centennial were known as WelCare Acquisition Corp. and WelCare International, Inc., respectively. CA- VI is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of CA-VI.

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, CAC acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 7, 1992, WSC-VI was added as the Managing General Partner.

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

The consolidated financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

Property Held for Sale

Property held for sale at December 31, 1996 and 1995, consists of two skilled nursing home facilities owned by the Partnership and carried at the lower of cost or net realizable value less estimated cost to dispose. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership's assets by October 18, 1997. Accordingly, all facilities of the Partnership have been classified as property held for sale as of December 31, 1996 and 1995. As discussed in Note 5, two of the Partnership's retirement centers were sold in January 1995.



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

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

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

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

               Notes to Consolidated Financial Statements




1. Transactions With Former Affiliates

The Partnership had mortgages secured by owned facilities payable to former affiliates of Southmark, totalling $7,885,442 at December 31, 1994. These obligations were retired in 1995 in conjunction with the sales of two retirement centers (see Note 5).

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner), totalled $115,211, including accrued interest, at December 31, 1994, and are included in the other liabilities on the 1994 balance sheet. In July 1991 Southmark filed suit demanding payment of the alleged advances. In 1991, after Centennial's affiliate acquired the Corporate General Partner, it challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (See Note
6).

2. Management Fees and Affiliate Transactions

During 1996, 1995 and 1994, an affiliate of the Corporate General Partner received management fees of 6% of gross operating revenues from the facilities that the affiliate managed totalling $340,896, $352,576 and $336,518, respectively. The affiliate was also reimbursed for cost incurred in connection with the administration of Partnership activities of $145,201, $131,292 and $170,501 during the same periods, respectively, which are included in the Partnership Administration Costs on the accompanying
 Consolidated Statements of Operations.

The two retirement centers, prior to their sale in January 1995, were managed by a company that was unaffiliated with the Corporate General Partner, for a fee of 5% of gross revenues from each retirement center.

3. Distributions

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

The Partnership distributed to the Limited Partners $750,000 and $600,000 during 1995 and 1994, respectively.
There were no distributions during 1996.

               Consolidated Resources Health Care Fund VI
                         (limited partnerships)

               Notes to Consolidated Financial Statements




 4.  Loss From Write-Down of Properties

Prior to 1992, the Partnership recorded write downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate Limited Partner. These write-downs were as follows as of December 31, 1996 and 1995:


Grandview Manor Nursing Home                           $ 1,001,839
Heritage Manor of Westwood                                  312,463

                                                       $ 1,314,302


Property held for sale at December 31, 1996, consisted of the Partnership's two nursing home facilities. At December 31, 1994, Property held for sale included the Partnership's two nursing home facilities and two retirement centers. The two retirement centers were sold on January 31, 1995, as discussed more fully in
Note 5. The net book value of the facilities comprising Property Held for Sale at December 31, 1996 were as follows:

                                                          Net Book
                                                            Value

Grandview Manor Nursing Home                               $  534,391
Heritage Manor of Westwood                                  1,801,843

                                                           $2,336,234


5. Property Dispositions

On January 31, 1995, following the pursuit of several offers, the Partnership sold Paradise Cove Retirement Park ("Paradise Cove"), located in Nevada and Highland Cove Retirement Center ("Highland Cove"), located in Utah, to Life Care Centers of America, Inc., an unaffiliated company that had managed the two retirement centers since March 1991. The purchase prices were $6,000,000 and $2,798,574 for Highland Cove and Paradise Cove, respectively. The Partnership used the sales proceeds to satisfy $7,960,287 in mortgage debts secured by Highland Cove, Paradise Cove, and Grandview Manor. During 1994, the Partnership paid $288,392 in loan extension fees to the lender relating to these debts. The Partnership paid interest of $69,603 and $1,070,661 in 1995 and 1994, respectively prior to satisfaction of these debts. During 1995, the Partnership recognized a gain on the sales of $2,933,677.

6. Southmark Litigation

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

The Partnership and Southmark reached a settlement which was effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid the Partnership $91,301 during 1994.
 7.       Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and other third-party programs under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits.
 Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid programs accounted for approximately 76%, 78% and 79% of operating revenue during 1996, 1995 and 1994, respectively.

Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

                                        1996           1995

Illinois                               $156,075       $287,553
Louisiana                              274,491        308,141


Significant   changes  have  and  will   continue  to  be  made  in   government
reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Amounts due from Medicaid programs are generally paid on an interim and final basis, depending on the state, primarily within 30 to 60 days from date of billing.

8. Concentration of Credit Risk

At December  31,  1996,  the  Partnership  had cash on deposit with a bank which
exceeded  Federal  Deposit   Insurance   Corporation   limits  by  approximately
$1,257,320.

                                Schedule

      Consolidated Resources Health Care Fund VI and Subsidiaries
                         (limited partnerships)



            Schedule II - Valuation and Qualifying Accounts Years Ended December
              31, 1996, 1995 and 1994

                 Balance at   Additions charged
                 beginning of   to costs and                      Balance at
                     year         expenses     Deductions (1)    end of year

1996
Allowance for
doubtful accounts   $        -     $     -        $      -        $        -


1995
Allowance for
doubtful accounts   $        -     $25,251        $ 25,251        $        -

1994
Allowance for
doubtful accounts   $  222,373     $96,858        $319,231        $        -


(1) Represents direct write-offs of receivables.

ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                PART III

ITEM 10.    DIRECTIONS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The Partnership does not have officers or directors. At December 31, 1996, the General Partners of the Partnership were WelCare Service Corporation-VI, Consolidated Resources VI, Inc., and Consolidated Associates VI. The executive officers and director of WelCare Service Corporation-VI and Consolidated Resources VI, Inc., who control the affairs of the Partnership, are as follows:

     Name and Position         Age     Other Principal Occupations and
                                       Other Directionships During the Past
                                       5 Years

J. Stephen Eaton                46     J. Stephen Eaton is also Chairman of the
President, Chief                       Board and the founder of Centennial
Executive Officer                      HealthCare Corporation and has served
and Sole Director                      as its President and Chief Executive
                                       Officer since its inception in Feb.1989.
                                       Mr. Eaton has been involved in the
                                       long-term care industry since 1982.
                                       Mr. Eaton also serves as a director
                                       of Saint Joseph's Mercy Care
                                       Corporation, a non-profit
                                       corporation based in Atlanta,
                                       Georgia which provides mobile health
                                       services to the homeless and other
                                       underserved populations, and of
                                       Saint Joseph's Health System, a
                                       major tertiary care hospital and
                                       health system in Atlanta, Georgia.

Alan C. Dahl                    36     Alan C. Dahl has served as Executive
Vice President,                        Vice President, Chief Financial
Chief Financial Officer                Officer, and Director of Centennial
and Treasurer                          HealthCare Corporation since
                                       January 1996.  From February
                                       1991 to December 1995, he served as
                                       senior vice president.  Mr. Dahl has
                                       been involved in healthcare finance
                                       for the past eleven years.  Mr. Dahl
                                       was previously senior vice president
                                       of Southmark Public Syndications,
                                       Inc., a subsidiary of Southmark
                                       Corporation.  Mr. Dahl, a certified
                                       public accountant, also worked in
                                       the tax department at Arthur Young &
                                       Company.




ITEM 11.    EXECUTIVE COMPENSATION

No  individual   principal  or  principals  as  a  group   received  any  direct
remuneration from the Partnership.

The General Partners are not compensated directly for their services as General Partners of the Partnership. See Item 13 and Note 2 to the financial statements appearing in Part II, Item 8 for further discussion of compensation paid to affiliates of the General Partners.

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

(C)                   Change in control.

On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of Consolidated Associates IV.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners in accordance with the Partnership Agreement may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1996.

      Oversight and management fees                $340,986
      Administration of Partnership activities (1)  145,201


(1) For reimbursement of expenses incurred by the General Partners in performing certain administrative functions including investor relations and accounting. See Note 2 to the accompanying financial statements appearing in Item 8.

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are included in Part II, Item 8:

          Financial Statements Included in Part II, Item 8:

          Report of Independent Certified Public Accountants

          Balance Sheets as of December 31, 1996 and 1995

          Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

          Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

          Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

          Summary of Significant Accounting Policies

          Notes to Financial Statements

          (2) The following financial statement schedule is included in this Form 10-K report:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

          (3)Exhibits:

     The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

 Exhibit                                                                 Page
  Number    Document Description                                        Number


    2.1 Liquidation Proposal incorporated by reference to the Proxy N/A Statement filed on September 28, 1994 file 0-15694.

    3.1     Amended and  Restated  Agreement  of Limited  Partnership of   N/A
            Consolidated  Resources Health Care Fund VI incorporated
            by reference to Exhibit A to the  Registration  Statement
            on Form S-1,  File No. 33-425
    3.2     Amendment  to Amended and  Restated  Agreement  of Limited     N/A
            Partnership of Consolidated Resources Health Care Fund VI, incorporated by reference to the Proxy Statement filed on November 19, 1991, File No. 0-15694.

   27       Financial Data Schedules                                       E

          E - Submitted electronically as a separate document herewith the Registrant's Form 10-K405

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



                                    CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                                                (Registrant)

                                    By:   WELCARE SERVICE CORPORATION-VI
                                          Managing General Partner

Date:  April 15, 1997               By: /s/ J. STEPHEN EATON
       --------------                   ------------------------

                                          J. Stephen Eaton,
                                          President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:




Date:  April 15, 1997               By: /s/ J. STEPHEN EATON
       --------------                   ------------------------

                                       J. Stephen Eaton,
                                       Sole Director and Principal
                                       Executive Officer of the
                                       Managing General Partner


Date:  April 15, 1997               By: /s/ ALAN C. DAHL
       --------------                   ------------------------
                                       Alan C. Dahl
                                       Chief Financial Officer
                                       of the Managing
                                       General Partner