Form 10-Q
period 1997-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1997-05-30
CIK 777953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 1997
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________ to_______
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
                                 BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,   December 31,
                                                   1997          1996

ASSETS
Current assets:
  Cash and cash equivalents                  $    736,050  $    929,023
  Accounts receivable                             587,962       536,617
  Prepaid insurance                                47,975             -
  Other current assets                                  -           465
  Property held for sale (Note 4)               2,272,989     2,336,234
    Total current assets                        3,644,976     3,802,339

                                             $  3,644,976  $  3,802,339

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                          401,379       437,476
  Accrued compensation                            159,270       168,240
  Provider taxes payable                          (10,494)       21,558
  Other liabilities                                92,719       106,906
    Total liabilities                             642,874       734,180


Partners' equity (deficit):
  Limited partners                              3,401,622     3,465,037
  General partners                               (399,520)     (396,878)
    Total partners' equity                      3,002,102     3,068,159
                                             $  3,644,976  $  3,802,339



                See accompanying notes to financial statements.



                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three months ended
                                                   March  31,
                                                1997        1996
Revenues:
  Operating revenues                         $1,391,367  $1,422,168
  Interest income                                10,243       8,095
    Total revenues                            1,401,610   1,430,263

Expenses:
  Operating expenses                          1,350,252   1,412,605
  Depreciation and amortization                  68,567      68,566
  Partnership administration
    costs                                        48,848      46,903
    Total expenses                            1,467,667   1,528,074


    Operating loss                              (66,057)    (97,811)


Net loss                                     $  (66,057) $  (97,811)

   Operating loss per L.P. unit                   (2.16)      (3.20)


Net loss per L.P. unit                       $    (2.16) $    (3.20)

L.P. units outstanding                           29,308      29,308



                See accompanying notes to financial statements.






                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Three months ended March 31,
                                                    1997         1996

Operating Activities:
  Cash received from residents
     and government agencies                   $ 1,340,023  $ 1,656,774
  Cash paid to suppliers and employees          (1,470,568)  (1,318,579)
  Interest received                                 10,243        8,095
  Interest paid                                          -            -
  Property taxes paid                              (67,349)     (88,344)
Cash provided by operating activities             (187,651)     257,946


Investing Activities:
  Payment for purchases of property
     and equipment                                  (5,322)     (23,933)
  Proceeds from sales of properties                      -            -
Cash provided by (used in) investing activities     (5,322)     (23,933)

Financing Activities:
  Principal payments on long-term debt                   -            -
  Distributions to limited partners                      -            -
Cash used in financing activities                        -            -

Net increase in cash and cash equivalents         (192,973)     234,013

Cash and cash equivalents, beginning of period     929,023      776,254

Cash and cash equivalents, end of period       $   736,050  $ 1,010,267




                See accompanying notes to financial statements.




                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three months ended March 31,
                                                     1997         1996
Reconciliation of Net Income (Loss) to Cash
Provided by Operating Activities:

  Net loss                                     $   (66,057) $   (97,811)
  Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
      Depreciation and amortization                 68,567       68,566
      Gain on sales                                      -            -
      Changes in assets and liabilties:
        Accounts receivable                        (51,345)     234,606
        Prepaid expenses and other                 (47,975)     (61,635)
        Other assets                                   465        1,633
        Trade accounts payable and
           accrued liabilities                     (91,306)     112,587
Cash provided by operating activities          $  (187,651) $   257,946




                See accompanying notes to financial statements.




                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                              Total
                                                              Partners'
                                    General      Limited      Equity

Balance, at December 31, 1995   $   (376,200) $  3,961,300  $  3,585,100

Distribution                               -             -             -

Net loss                              (3,912)      (93,899)      (97,811)

Balance, at March 31, 1996      $   (380,112) $  3,867,401  $  3,487,289


Balance, at December 31, 1996   $   (396,878) $  3,465,037  $  3,068,159


Net loss                              (2,642)      (63,415)      (66,057)

Balance, at March 31, 1997      $   (399,520) $  3,401,622  $  3,002,102



                See accompanying notes to financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-VI (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                   Three Months Ended
                                                       March 31,
                                                    1997      1996
Charged to costs and expenses:
Property management and oversight
         management fees                           $84,199   $58,982
Financial accounting, data processing,
         tax reporting, legal and compliance,
         investor relations and supervision
         of outside services                       $16,658   $46,903





NOTE 4.

Property held for sale at March 31, 1997 and December 31, 1996, consisted of the Partnership's two nursing home facilities.

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

At March 31, 1997,  the  Partnership  had three  general  partners (the "General
Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the Corporate General Partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as Managing General Partner ("WSC-VI" or the "Managing General Partner").


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

The Partnership will continue to operate its two remaining facilities and plans to sell them to prospective purchasers. The Partnership's two remaining facilities are Grandview Manor Nursing Home ("Grandview") and Heritage Manor of Westwood ("Westwood")which are classified as Property held for sale in accompanying balance sheets.

Results of Operations

Revenues:

Operating revenues showed a decrease of $30,801 for the quarter ended March 31, 1997 as compared to the first quarter of the prior year which was due to a decline in census days at both of the Partnership's facilities. This decrease was partially offset by an increase in the Medicare rate on a per patient day basis at Grandview.

Expenses:

Operating expenses showed a decrease of $62,353 for the quarter ended March 31, 1997 as compared to the first quarter of the prior year. The decrease in expenses was attributable to reduced staffing levels to accommodate the decline in census. This decrease in expense was partially offset by increased therapy expense at Grandview.

Liquidity and Capital Resources:

At March 31, 1997, the Partnership held cash and cash equivalents of $736,050 an decrease of $192,973 from the amount held at December 31, 1996. Cash is being held in reserve for working capital and operating contingencies.

As of March 31, 1997, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                         By:    WELCARE SERVICE CORPORATION - VI
                                     Managing General Partner



Date: May 20, 1997       By:  /s/ J. Stephen Eaton
-----------------             --------------------
                                  J. Stephen Eaton,
                                  President




Date: May 20, 1997       By:  /s/ Alan C. Dahl
------------------            -------------------
                                  Vice President and Principal
                                  Financial Officer