Form 10-Q
period 1997-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1997-08-14
CIK 777953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 1997
                                       OR
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
                           BALANCE SHEETS
                             (Unaudited)

                                             June 30,    December 31,
                                              1997           1996
                                          -------------  -------------

ASSETS
Current assets:
  Cash and cash equivalents               $    610,232   $    929,023
  Accounts receivable                          662,301        536,617
  Prepaid insurance                             23,988              -
  Other current assets                               -            465
  Property held for sale (Note 4)            2,298,147      2,336,234
                                          -------------  -------------
    Total current assets                     3,594,668      3,802,339
                                          -------------  -------------

                                          $  3,594,668   $  3,802,339
                                          =============  =============

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                       460,994        437,476
  Accrued compensation                         204,842        168,240
  Provider taxes payable                        28,738         21,558
  Other liabilities                            129,871        106,906
                                          -------------  -------------
    Total liabilities                          824,445        734,180
                                          -------------  -------------


Partners' equity (deficit):
  Limited partners                           3,179,018      3,465,037
  General partners                           (408,795)      (396,878)
                                          -------------  -------------
    Total partners' equity                   2,770,223      3,068,159
                                          -------------  -------------
                                          $  3,594,668   $  3,802,339
                                          =============  =============



                See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended        Six months ended
                                      June 30,                 June 30,
                                  1997         1996         1997       1996
                               -----------  -----------  ----------- ----------
Revenues:
  Operating revenues          $ 1,369,333  $ 1,371,712  $ 2,760,700 $2,793,880
  Interest income                   7,633        7,466       17,875     15,561
                              ------------ ------------ ------------ ----------
    Total revenues              1,376,966    1,379,178    2,778,575  2,809,441
                              ------------ ------------ ------------ ----------

Expenses:
  Operating expenses            1,424,721    1,423,993    2,774,973  2,836,598
  Interest                              -            -            -          -
  Depreciation and amortization    68,564       68,566      137,131    137,132
  Partnership administration
    costs                         115,559       21,844      164,407     68,747
                              ------------ ------------ ------------ ----------
    Total expenses              1,608,844    1,514,403    3,076,511  3,042,477
                              ------------ ------------ ------------ ----------


    Operating loss              (231,878)    (135,225)    (297,936)  (233,036)

                              ------------ ------------ ------------ ----------

Net loss                      $ (231,878)  $ (135,225)  $ (297,936) $(233,036)
                              ============ ============ ============ ==========

Operating loss per L.P.unit        (7.60)       (4.43)       (9.76)     (7.63)


Net loss per L.P. unit        $    (7.60)  $    (4.43)  $    (9.76) $   (7.91)
                              ============ ============ ============ ==========

L.P. units outstanding             29,308       29,308       29,308     29,308
                              ============ ============ ============ ==========




                 See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six months ended June 30,
                                                      1997           1996
                                                  -------------  --------------

Operating Activities:
  Cash received from residents
     and government agencies                      $  2,635,017   $   2,985,100
  Cash paid to suppliers and employees             (2,805,290)     (2,785,325)
  Interest received                                     17,875          15,561
  Interest paid                                              -               -
  Property taxes paid                                 (67,349)            (46)
                                                   -------------- -------------
Cash provided by (used in) operating activities      (219,747)         215,290
                                                   -------------- -------------


Investing Activities:
  Payment for purchases of property
     and equipment                                    (99,044)        (51,209)
                                                     -------------- ------------
Cash (used in) investing activities                   (99,044)        (51,209)
                                                   -------------- -------------

Financing Activities:
  Principal payments on long-term debt                       -               -
  Distributions to limited partners                          -               -
                                                   -------------- -------------
Cash used in financing activities                            -               -
                                                   -------------- -------------

Net increase(decrease) in cash and cash equivalents  (318,791)         164,081


Cash and cash equivalents, beginning of period         929,023         729,876
                                                   -------------- -------------

Cash and cash equivalents, end of period          $    610,232   $     893,957
                                                   ============== =============



                 See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                   Six months ended June 30,
                                                      1997           1996
                                                  -------------  --------------

Reconciliation of Net (Loss) to Cash
Provided by Operating Activities:
                                                  $  (297,936)   $   (233,036)
  Net loss
  Adjustments to reconcile net (loss)
    to cash provided by operating
    activities:                                        137,131         137,132
      Depreciation and amortization                          -               -
      Gain on sales
      Changes in assets and liabilties:              (125,684)         191,219
        Accounts receivable                           (23,988)        (61,635)
        Prepaid expenses and other                         465           1,633
        Other assets
        Accounts payable and accrued liabilities        90,265         179,977
                                                  -------------  --------------
 Cash provided by (used in) operating activities  $  (219,747)   $     215,290
                                                  -------------  --------------



                See accompanying notes to financial statements.

               CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                           Total
                                                                       Partners'
                                      General     Limited       Equity
                                    ----------  ------------  -----------

Balance, at December 31, 1995       $(376,200)  $ 3,961,300   $ 3,585,100

Distribution                                -             -            -

Net loss                              (9,321)     (223,715)     (233,036)
                                    ----------  ------------  -----------

Balance, at June 30, 1996           $(385,521)  $ 3,737,585   $ 3,352,064
                                    ==========  ============  ===========


Balance, at December 31, 1996       $(396,878)  $ 3,465,037   $ 3,068,159


Net loss                             (11,917)     (286,019)     (297,936)
                                    ----------  ------------  -----------

Balance, at June 30, 1997           $(408,795)  $ 3,179,018   $ 2,770,223
                                    ==========   =============  =========




              See accompanying notes to the financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                       Six Months Ended
                                                            June 30,
                                                        1997      1996
Charged to costs and expenses:
Property management and oversight
      management fees                                $166,114    $167,633
Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services                             $65,532     $66,186

NOTE 4.

Property held for sale at June 30, 1997 and December 31, 1996, consisted of the Partnership's two nursing home facilities.

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

At June 30, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the Corporate General Partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as Managing General Partner ("WSC-VI" or the "Managing General Partner").


Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate its two remaining facilities until they are sold. The Partnership's two remaining facilities are Grandview Manor Nursing Home ("Grandview") and Heritage Manor of Westwood ("Westwood")which are classified as Property held for sale in accompanying balance sheets. The Managing General Partner anticipates that the sales of these facilities will occur during the fourth quarter of 1997.

Results of Operations

Revenues:

Operating revenues showed a decrease of $33,180 for the quarter ended June 30, 1997 as compared to the first quarter of the prior year which was due to a decline in census days at both of the Partnership's facilities. This decrease was partially offset by an general rate increases at both of the Partnership's facilities.

Expenses:

Operating expenses showed a decrease of $61,625 for the quarter ended June 30, 1997 as compared to the first quarter of the prior year. The decrease in expenses was attributable to reduced staffing levels to accommodate the decline in census over the same period in the prior year.

Liquidity and Capital Resources:

At June 30, 1997, the Partnership held cash and cash equivalents of $610,232 a decrease of $318,791 from the amount held at December 31, 1996. Cash is being held in reserve for working capital and operating contingencies.

As of June 30, 1997, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next twelve months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

Based on the Partnership's present cash balance and the expectation of break-even or positive cash flow from operations, management believes the Partnership will have sufficient cash resources to meet its operating and capital requirements during the next twelve months. The Partnership does not, however, have existing lines of credit to draw on in the unlikely event that present resources or cash flow from operations should be inadequate. The Partnership is currently seeking purchasers for its two remaining facilities.

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

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                 By:    WELCARE SERVICE CORPORATION - VI
                            Managing General Partner



Date: August 14, 1997          By:  /s/ J. Stephen Eaton
---------------------               --------------------
                                    J. Stephen Eaton,
                                    President




Date: August 14, 1997          By:  /s/ Alan C. Dahl
---------------------               ----------------
                                  Alan C. Dahl,
                                   Vice President and Principal
                                   Financial Officer