Form 10-Q
period 1997-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND VI
filed 1997-11-17
CIK 777953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 1997
                                       OR
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





                           SEE EXHIBIT INDEX ON PAGE 11 .
                              PAGE ONE OF 12 PAGES.

                   PART I. - FINANCIAL INFORMATION
             CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                           BALANCE SHEETS
                             (Unaudited)

                                           September 30,  December 31,
                                              1997           1996
                                          -------------  -------------

ASSETS
Current assets:
  Cash and cash equivalents               $    385,616   $    929,023
  Accounts receivable                          851,716        536,617
  Prepaid insurance                             28,830              -
  Other current assets                               -            465
  Property held for sale (Note 4)            2,232,035      2,336,234
                                          -------------  -------------
    Total current assets                     3,498,197      3,802,339
                                          -------------  -------------

                                          $  3,498,197   $  3,802,339
                                          =============  =============

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Trade accounts payable                       500,276        437,476
  Accrued compensation                         204,286        168,240
  Provider taxes payable                        44,358         21,558
  Other liabilities                             93,723        106,906
                                          -------------  -------------
    Total liabilities                          842,643        734,180
                                          -------------  -------------


Partners' equity (deficit):
  Limited partners                           3,068,936      3,465,037
  General partners                           (413,382)      (396,878)
                                          -------------  -------------
    Total partners' equity                   2,655,554      3,068,159
                                          -------------  -------------
                                          $  3,498,197   $  3,802,339
                                          =============  =============



                See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                                  1997         1996         1997       1996
                               -----------  -----------  ----------- ----------
Revenues:
  Operating revenues          $ 1,467,957  $ 1,397,669  $ 4,228,657 $4,191,549
  Interest income                   6,372        8,569       24,247     24,129
                              ------------ ------------ ------------ ----------
    Total revenues              1,474,329    1,406,238    4,252,904  4,215,678
                              ------------ ------------ ------------ ----------

Expenses:
  Operating expenses            1,460,095    1,407,639    4,235,068  4,244,235
  Interest                              -            -            -          -
  Depreciation and amortization    78,688       68,566      215,819    205,697
  Partnership administration
    costs                          50,215       32,766      214,622    101,513
                              ------------ ------------ ------------ ----------
    Total expenses              1,588,998    1,508,971    4,665,509  4,551,445
                              ------------ ------------ ------------ ----------


    Operating loss              (114,669)    (102,733)    (412,605)  (335,767)

                              ------------ ------------ ------------ ----------

Net loss                      $ (114,669)  $ (102,733)  $ (412,605) $(335,767)
                              ============ ============ ============ ==========

Operating loss per L.P.unit        (3.76)       (3.37)      (13.52)     (11.00)


Net loss per L.P. unit        $    (3.76)  $    (3.37)  $   (13.52) $   (11.00)
                              ============ ============ ============ ==========

L.P. units outstanding             29,308       29,308       29,308     29,308
                              ============ ============ ============ ==========




                 See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine months ended September 30,
                                                      1997           1996
                                                  -------------  --------------

Operating Activities:
  Cash received from residents
     and government agencies                      $  3,913,559   $   4,497,451
  Cash paid to suppliers and employees             (4,258,430)     (4,205,396)
  Interest received                                     24,247          24,129
  Interest paid                                              -               -
  Property taxes paid                                (111,163)         (67,349)
                                                   -------------- -------------
Cash provided by (used in) operating activities      (431,787)         248,835
                                                   -------------- -------------


Investing Activities:
  Payment for purchases of property
     and equipment                                   (111,620)        (60,768)
                                                     -------------- ------------
Cash (used in) investing activities                  (111,620)        (60,768)
                                                   -------------- -------------

Financing Activities:
  Principal payments on long-term debt                       -               -
  Distributions to limited partners                          -               -
                                                   -------------- -------------
Cash used in financing activities                            -               -
                                                   -------------- -------------

Net increase(decrease) in cash and cash equivalents  (543,407)         188,067


Cash and cash equivalents, beginning of period         929,023         729,876
                                                   -------------- -------------

Cash and cash equivalents, end of period          $    385,616   $     917,943
                                                   ============== =============



                 See accompanying notes to financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Nine months ended September 30,
                                                      1997           1996
                                                  -------------  --------------

Reconciliation of Net Loss to Cash
Provided by Operating Activities:
                                                  $  (412,605)   $   (335,767)
  Net loss
  Adjustments to reconcile net (loss)
    to cash provided by operating
    activities:                                        215,819         205,697
      Depreciation and amortization                          -               -
      Gain on sales
      Changes in assets and liabilties:              (315,099)         305,901
        Accounts receivable                           (28,830)        (57,996)
        Prepaid expenses and other                         465           1,633
        Other assets
        Accounts payable and accrued liabilities       108,463         129,367
                                                  -------------  --------------
 Cash provided by (used in) operating activities  $  (431,787)   $     248,835
                                                  -------------  --------------



                See accompanying notes to financial statements.

               CONSOLIDATED RESOURCES HEALTH CARE FUND VI
                STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                Total
                                                                Partners'
                                      General     Limited       Equity
                                    ----------  ------------  -----------

Balance, at December 31, 1995       $(376,200)  $ 3,961,300   $ 3,585,100


Net loss                              (13,431)     (322,336)     (335,767)
                                    ----------  ------------  -----------

Balance, at September 30, 1996      $(389,631)  $ 3,638,964   $ 3,249,333
                                    ==========  ============  ===========


Balance, at December 31, 1996       $(396,878)  $ 3,465,037   $ 3,068,159


Net loss                             (16,504)     (396,101)     (412,605)
                                    ----------  ------------  -----------

Balance, at September 30, 1997     $(413,382)  $ 3,068,936   $ 2,655,554
                                    ==========   =============  =========




              See accompanying notes to the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997



NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.
NOTE 2.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                  Nine Months Ended
                                                     September 30,
                                                    1997      1996
Charged to costs and expenses:
Property management and oversight
         management fees                         $249,578  $251,492
Financial accounting, data processing,
         tax reporting, legal and compliance,
         investor relations and supervision
         of outside services                      $65,532  $101,513

NOTE 4.

Property held for sale at September 30, 1997 and December 31, 1996, consisted of the Partnership's two nursing home facilities; Grandview Manor Nursing Home ("Grandview") and Heritage Manor of Westwood ("Westwood").



NOTE 5.

On September 25, 1997, the Partnership closed in escrow the sale of Heritage Manor of Westwood ("Westwood"), a 142 bed skilled nursing facility located in Shreveport, Louisiana for a cash sales price of approximately $1,500,000. On October 31, 1997, the facility's license was transferred to the purchaser and escrowed cash proceeds were released to the Partnership. The Partnership will include the results of operations for this facility in its financial statements through October 31, 1997. The Partnership will recognize a loss on this sale of approximately $240,000 in the fourth quarter of 1997.

On October 10, 1997, the Partnership closed in escrow the sale of Grandview Manor Nursing Home ("Grandview"), a 118 bed skilled nursing facility located in Camp Point, Illinois for a cash sales price of approximately $1,250,000. The escrowed documents and funds will be released from escrow upon satisfaction of state licensure requirements to effect the transfer of the facility's license to the purchaser. The Partnership anticipates the license transfer will occur in the fourth quarter of 1997 or the first quarter of 1998. The Partnership will include the results of operations for this facility in its financial statements until the license is transferred. The Partnership will recognize a gain on this sale of approximately $720,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

At September 30, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates VI, a Georgia general partnership, Consolidated Resources VI, Inc. as the Corporate General Partner ("CR-VI" or the "Corporate Partner"), and WelCare Service Corporation-VI, a Georgia corporation as Managing General Partner ("WSC-VI" or the "Managing General Partner").

Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal provides that the Managing General Partner wind-up and dissolve the Partnership.
The Partnership will continue to operate Grandview Manor Nursing Home until the facility's license has been transferred, as discussed in more detail at Item 1,
Note 5.

Results of Operations

Revenues:

Operating revenues showed a increase of $70,288 for the quarter ended September 30, 1997 as compared to the first quarter of the prior year which was due primarily to an increase in rates at both of the Partnership's facilities.

Expenses:

Operating expenses showed an increase of $52,456 for the quarter ended September 30, 1997 as compared to the first quarter of the prior year. The increase in expenses was attributable to general cost increases and increased staffing costs due to an increase in Medicare patient census as compared to the prior year. Liquidity and Capital Resources:

At September 30, 1997, the Partnership held cash and cash equivalents of $385,616 a decrease of $543,407 from the amount held at December 31, 1996. Cash is being held in reserve for working capital and operating contingencies.
The Managing General Partner anticipates that a final distribution will be made the Limited Partners during the first quarter of 1998 and that Partnership will be wound-up and dissolved following issuance of final tax statements to the partners during the first quarter of 1998.

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

Based on the Partnership's present cash balance and the recent sales of its facilities, the Managing General Partner believes the Partnership will have sufficient cash resources to meet its ongoing operating expenses and provide for a final distribution to the Partnership's Limited Partners.

PART II - OTHER INFORMATION

Item 5.

Facility Sales

On September 25, 1997, the Registrant closed in escrow the sale of Heritage Manor of Westwood ("Westwood"), to Magnolia Health Services of LA, Inc., a corporation unrelated to the Registrant for a cash sales price of approximately $1,500,000. The escrowed documents and funds will be released from escrow upon satisfaction of state licensure requirements to effect the transfer of the facility's license to the purchaser. On October 31, 1997, the facility's license was transferred to the purchaser and escrowed cash proceeds were released to the Partnership. The Partnership will include the results of operations for this facility in its financial statements through October 31, 1997. The Partnership will recognize a loss on this sale of approximately $240,000 in the fourth quarter of 1997.
On October 10, 1997, Consolidated Resources Health Care Fund VI, (the "Registrant"), closed in escrow the sale of Grandview Manor Nursing Home ("Grandview") to Camp Point Associates, L.L.C. , a limited liability company unrelated to the Registrant for a cash sales price of approximately $1,500,000. The escrowed documents and funds will be released from escrow upon satisfaction of state licensure requirements to effect the transfer of the facility's license to the purchaser. The Partnership anticipates the license transfer will occur in the fourth quarter of 1997 or the first quarter of 1998. The Partnership will include the results of operations for this facility in its financial statements until the license is transferred. The Partnership will recognize a gain on this sale of approximately $720,000.

Wind-up and dissolution of Partnership

The Managing General Partner anticipates that a final distribution will be made to the Limited Partners during the first quarter of 1998 and that Partnership will be wound-up and dissolved following issuance of final tax statements to the partners during the first quarter of 1998.


                    ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits



10.1 Asset Purchase and Real Estate Purchase Agreement made and entered between Consolidated Resources HealthCare Fund VI and Magnolia Health Services of LA, Inc. (Included as a separate document in the September 30, 1997 Form 10-Q filed via EDGAR)

10.2 Purchase and Sale Agreement by and between Camp Point Associates, L.L.C., and Consolidated Resources Health Care Fund VI. (Included as a separate document in the September 30, 1997 Form 10-Q filed via EDGAR)


                 27.1 Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND VI

                 By:    WELCARE SERVICE CORPORATION - VI
                            Managing General Partner



Date: November 14, 1997          By:/s/ J. Stephen Eaton
---------------------               --------------------
                                    J. Stephen Eaton,
                                    President




Date: November 14, 1997          By:/s/ Alan C. Dahl
---------------------               ----------------
                                    Alan C. Dahl,
                                    Vice President and Principal
                                    Financial Officer


                                  EXHIBIT INDEX

Exhibit Number   Description

10.1 Asset Purchase and Real Estate Purchase Agreement made and entered between Consolidated Resources HealthCare Fund VI and Magnolia Health Services of LA, Inc. (Included as a separate document in the September 30, 1997 Form 10-Q filed via EDGAR)
10.2  Purchase  and  Sale  Agreement  by  and  between  Camp  Point
Associates, L.L.C., and Consolidated Resources Health Care Fund VI. (Included as a separate document in the September 30, 1997 Form 10-Q filed via EDGAR)


27.1 Financial Data Schedule (for SEC use only)